Form 10-Q
period 2008-09-30
Morgan Stanley Managed Futures HV, L.P.
filed 2008-11-20
CIK 1428040

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number 000-53115

	MORGAN STANLEY MANAGED FUTURES HV, L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      20-8528957
(State or other jurisdiction of		      	  (I.R.S. Employer
incorporation or organization)			       Identification No.)


Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY	 						 	    10036
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code	    (212) 296-1999





(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           	No    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company ? in Rule 12b-2 of the Exchange Act.

Large accelerated filer        		Accelerated filer
Non-accelerated filer   X   		Smaller reporting company


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2008
 		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and for the Period from
		August 1, 2007 (commencement of operations) to
		September 30, 2007 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
Nine Months Ended September 30, 2008 and for the
Period from August 1, 2007 (commencement of operations)
to September 30, 2007 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and for the Period from August 1, 2007
		(commencement of operations) to September 30, 2007
		(Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	17-28

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	29-44

Item 4T.	Controls and Procedures	.45


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Securities and
        	Use of Proceeds	46

Item 6.	Exhibits	47



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF FINANCIAL CONDITION


	September 30,	      December 31,
         	      2008   	         2007
	 $ 	      $
	(Unaudited)
ASSETS
Investment in Trading Companies:
	Investment in BHM I, LLC	22,086,778	6,230,964
	Investment in Aspect I, LLC	20,507,121	      6,157,056
	Investment in Altis I, LLC	20,496,945   	6,310,600
	Investment in WCM I, LLC	20,093,325	6,227,065
	Investment in GMF I, LLC	    8,821,112	              ?

	     Total Investments in Trading Companies
            (cost $90,917,035 and $23,421,854, respectively)	   92,005,281	    24,925,685

	Total Assets	   92,005,281	    24,925,685

LIABILITIES

Redemptions payable	    1,555,545	                  ?

	Total Liabilities	   1,555,545	                  ?

PARTNERS? CAPITAL

	Class A (41,107.325 and 14,456.976 Units, respectively)	45,882,605 	15,455,619
	Class B (11,292.879 and 3,217.119  Units, respectively)	12,677,967	3,446,431
	Class C (26,876.834 and 5,253.689 Units, respectively)	30,348,636	5,639,752
	Class Z (1,348.594 and 356.140 Units, respectively)	    1,540,528	          383,883

        Total Partners? Capital	  90,449,736 	     24,925,685

        Total Liabilities and Partners? Capital	  92,005,281 	     24,925,685

NET ASSET VALUE PER UNIT

	Class A	1,116.17	1,069.08
	Class B	1,122.65	1,071.28
	Class C	1,129.17	1,073.48
	Class Z	1,142.32	1,077.90









The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)
                                                                                                           For the Period from
                                                                                                               August 1, 2007
                                                                               (commencement
                                    For the Three Months          of operations)	           For the Nine Months
                          Ended September 30,       to September 30,        Ended September 30,

                                   2008                              2007                    2008
                                   $		    	       $		   	                     $

EXPENSES
	Placement agent fees                                             357,741	29,936		812,366
	General partner fees                                               228,117	17,357			512,414
	Administrative fees                                                   91,247	         6,943			    204,966

		Total Expenses                                              677,105	        54,236			  1,529,746

NET INVESTMENT LOSS                                       (677,105)	     (54,236)	  	    (1,529,746)

UNREALIZED APPRECIATION
  ON INVESTMENTS
	Trading profit (loss):
	     Realized	  ?   	              ?     			69,220
	     Net change in unrealized appreciation
             on investments                                        (11,122,876)	        551,088	                   		  (415,585)

		Total Trading Results                              (11,122,876)	         551,088	                        	    (346,365)

NET INCOME (LOSS)             (11,799,981)                    496,852 	    (1,876,111)

NET INCOME (LOSS)  ALLOCATION:

	Class A	                                  (6,175,602)	333,686			(700,573)
 	Class B	(1,682,259)	76,160			(149,871)
	Class C	(3,734,720)	81,434			(973,443)
	Class Z	  (207,400)	5,572			(52,224)

NET INCOME (LOSS) PER UNIT:

	Class A                      (161.37)	                           29.24            47.09
    	Class B	       (160.64)	                           30.08            51.37
	Class C	     (159.88)	                           30.93          55.69
	Class Z                        (158.34)                            32.62          64.42

                                              Units              Units                            Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING:

	Class A	           39,714.418	                  7,021.721 		   30,812.415
	Class B	10,951.958	                  1,448.725	   	     8,805.539
	Class C	24,848.875	                  1,962.140	   	   17,476.733
	Class Z	1,322.332	                     107.193	   	     1,023.764

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2008
and for the Period from August 1, 2007
(commencement of operations) to September 30, 2007 (Unaudited)

  Class A              Class B	         Class C	             Class Z	             Total
	$	            $	         $	        $	 $
Partners? Capital,
   August 1, 2007                           	    5,460,085	1,052,619	1,710,000	82,000 	     8,304,704

Subscriptions                           	    3,119,627	785,151	500,000	50,000 	     4,454,778

Net Income                           	    333,686	76,160	81,434	5,572 	        496,852

Redemptions                         	     (79,617)	                 ?         	         ?     	           ?       	        (79,617)

Partners? Capital,
   September 30, 2007                      	      8,833,781	       1,913,930	 2,291,434	  137,572 	    13,176,717


Partners? Capital,
   December 31, 2007                             15,455,619	3,446,431	5,639,752	383,883 	   24,925,685

Subscriptions                           	   33,808,073	10,764,329	27,172,605	1,274,313 	   73,019,320

Net Loss                           	   (700,573)	(149,871)	(973,443)	(52,224) 	   (1,876,111)

Redemptions                         	  (2,680,514)	      (1,382,922)  	 (1,490,278)   	    (65,444)  	   (5,619,158)

Partners? Capital,
   September 30, 2008                      	      45,882,605	       12,677,967	 30,348,636	        1,540,528 	   90,449,736


					Class A	            Class B	        Class C	       Class Z            Total
	                                                  Units                 Units	          Units	         Units	     Units
Beginning Units,
   August 1, 2007                       5,460.085         1,052.619	       1,710.000	             82.000	   8,304.704

Subscriptions                         3,201.531           805.416	           512.684             51.225	   4,570.856

Redemptions                 (78.751)            ?           	       ?        	           ?     	      (78.751)

Ending Units,
   September 30, 2007                              8,582.865	       1,858.035         2,222.684	           133.225 	  12,796.809


Beginning Units,
   January 1, 2008                                    14,456.976       3,217.119	       5,253.689	            356.140	  23,283.924

Subscriptions	                                            28,945.597       9,266.837     22,832.957        1,049.694 	  62,095.085

Redemptions                                            (2,295.248)     (1,191.077)   (1,209.812)          (57.240) 	   (4,753.377)

Ending Units,
   September 30, 2008                             41,107.325	      11,292.879    26,876.834	         1,348.594 	  80,625.632

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                               For the Period from
                                                                                August 1, 2007
                                                                             (commencement
	                     For the Nine Months         of operations)
	                  Ended September 30,      to September 30,

	         2008   		             2007
                        $                   	    $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)  		(1,876,111) 		       496,852

Adjustments to reconcile net income (loss):
	Purchase of investments in Trading Companies                         (67,827,513)	       (12,679,711)
	Proceeds from sale of Investments in Trading Companies               332,332      	             ?
 	Net change in unrealized appreciation on investments	                     415,585	                (551,088)

Net cash used for operating activities	                                              (68,955,707)              (12,733,947)

CASH FLOWS FROM FINANCING ACTIVITIES

Subscriptions                                 73,019,320    	            12,759,482
Redemptions                                (4,063,613)	                 (25,535)

Net cash provided by financing activities	                                          68,955,707	          12,733,947

Net change in cash	                                                                            ?     	                  ?
Cash at beginning of period                           ?                               ?
Cash at end of period	                                ?                              ?













The accompanying notes are an integral part
of these financial statements.   </table>
       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Managed Futures HV, L.P. (?Profile HV? or the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s annual report filed with its Form 10 filed on October 2, 2008.

1.  Organization
Morgan Stanley Managed Futures HV, L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodities interests, including, but not limited to, foreign currencies, financial instruments, mortgage-backed securities, and money market instruments (collectively, ?Futures Interests?). The Partnership is one of the Partnerships in the Morgan Stanley Managed Futures Profile Series, comprised of the Partnership, Morgan Stanley Managed Futures LV, L.P., and Morgan Stanley Managed Futures MV, L.P. (collectively, the ?Profile Series?). The Partnership allocates substantially all of its



       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

assets to multiple trading companies (each a ?Trading Company?, or collectively the ?Trading Companies?), each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement. The primary commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated (?MS&Co.?). Morgan Stanley & Co. International plc (?MSIP?) acts as each Trading Company?s commodity broker to the extent it trades on the London Metal Exchange (collectively, MS&Co. and MSIP, are referred to as the ?Commodity Brokers?). Each Trading Company?s over-the-counter foreign exchange spot, options, and forward contract counterparties is MS&Co. or Morgan Stanley Capital Group Inc. (?MSCG?) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

The financial statements have been prepared using the ?Fund of Funds? approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net amount under change in unrealized appreciation on investments on the Statements of Operations. The Partnership maintains

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies for the Partnership at September 30, 2008, are Morgan Stanley Managed Futures Altis I, LLC, Morgan Stanley Managed Futures Aspect I, LLC, Morgan Stanley Managed Futures BHM I, LLC, Morgan Stanley Managed Futures WCM I, LLC, and Morgan Stanley Managed Futures GMF I, LLC (?GMF I, LLC?). The trading advisors to the Trading Companies are Altis Partners (Jersey) Limited, Aspect Capital Limited, Blenheim Capital Management, LLC, Winton Capital Management Limited, and Boronia Capital Pty. Ltd. (?Boronia?) respectively (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

The general partner of the Partnership and the trading manager of each Trading Company is Demeter Management Corporation
(?Demeter?). Demeter may reallocate the Partnership?s assets to the different Trading Companies in its sole discretion.

Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.




       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Units of limited partnership interest (?Units?) of the Partnership are being offered to limited partners in four share classes. Depending on the aggregate amount invested in the Partnership, limited partners purchased either class A, B, C or D
Units in the Partnership (each a ?Class? and collectively the ?Classes?). As of September 30, 2008, there were no Class D Units outstanding in the Partnership. Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Demeter is issued Class Z Units with respect to its investment in the Partnership.

Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership, as permitted by the Limited Partnership Agreement.
Class Z Units are not subject to paying the placement agent fee.

Effective May 1, 2008, the Partnership allocated a portion of its assets to GMF I, LLC. GMF I, LLC allocates substantially all of its assets to its sole Trading Advisor, Boronia.

2.  Related Party Transactions
The Trading Companies cash is on deposit with MS&Co. and MSIP in futures interest trading accounts to meet margin requirements as


       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

needed. MS&Co. pays each Trading Company at each month end interest income on 100% of its average daily funds on deposit with MS&Co. Assets deposited with MS&Co. as margin are credited with interest income at a rate approximately equivalent to what MS&Co. pays other customers on such assets deposited as margin. Assets not deposited as margin with MS&Co. are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. For purposes of these interest credits, daily funds do not include monies due a Trading Company on or with respect to futures, forwards, or options contracts that have not been received.
MS&Co. retains any interest in excess of the interest paid by MS&Co. to the Trading Company.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes.



4.  Financial Instruments
The Trading Companies? trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an



       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The fair value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

The Trading Companies contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Trading Companies account for their derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

5.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnership as of August 1, 2007. The Partnership has determined that the adoption of FIN 48 did not have a material impact on the Partnership?s financial statements. The Partnership files U.S. federal and state tax returns. The 2007 tax year generally is subject to examination by U.S. federal and most state tax authorities.

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.





       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of September 30, 2008: <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
   Unobservable
     Inputs
   (Level 3)




           Total

 $
 $
             $

                         $

Investment in BHM I, LLC
        ?
22,086,778
        ?

22,086,778
Investment in Aspect I, LLC
         ?
20,507,121
         ?

20,507,121
Investment in Altis I, LLC
         ?
       20,496,945
         ?

20,496,945
Investment in WCM I, LLC
         ?
20,093,325
         ?

20,093,325
Investment in GMF I, LLC
         ?
8,821,112
         ?

8,821,112

Transfers in and/or out of Level 3






     Level 3
    Investments
  June 30, 2008




 Purchases




      Sales




     Net realized


    Net change in
      unrealized
appreciation


Transfers out
  of Level 3 to
      Level 2


     Level 3
        Investments
   September 30, 2008








K   BHM I, LLC
        $20,788,552
 $4,279,372
             ?
             ?
  $(2,981,146)
      $(22,086,778)
                  $0
     Aspect I, LLC
        $18,603,521
 $3,680,259
             ?
             ?
  $(1,776,659)
      $(20,507,121)
                  $0
Tr  Altis I, LLC
        $21,107,290
 $3,765,846
           ?
           ?
  $(4,376,191)
      $(20,496,945)
                  $0
K   WCM I, LLC
        $17,886,369
 $3,680,257
             ?
             ?
  $(1,473,301)
      $(20,093,325)
                  $0
K  GMF I, LLC
          $7,624,945
      $1,711,746       ?
                  ?___
                  ?___
          $(515,579)
        $(8,821,112)
                                     $0___

       $ 86,010,677
    $17,117,480
           $0     .
           $0     .
     $(11,122,876)
      $(92,005,281)
                                      $0      .

The above table is presented as if the change from Level 3 to Level 2 occurred as of September 30, 2008.

It is management?s view that the Investments in the Trading
Companies which were previously reported as Level 3 Investments should have been categorized as Level 2 Investments as we feel that the inputs of these Investments are all observable.

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s assets identified as ?Investment in Trading Companies? reflected on the Statements of Financial Condition represents the net asset value of the Partnership?s pro rata share of each Trading Company. The Net Assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the market value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with generally accepted accounting principles.

The Partnership?s investment in the Trading Companies represents approximately: Altis I, LLC (22.28%); BHM I, LLC (24.01%); WCM I,
LLC (21.84%); Aspect I, LLC (22.29%); and GMF I, LLC (9.58%) of
the total assets of the Partnership, respectively.













       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Summarized information for the Partnership?s investment in the Trading Companies as of September 30, 2008 is as follows:







    Fair Value
January 1, 2008




 Purchases




      Sales




     Net realized


    Net change in
      unrealized
appreciation



      Fair Value
September 30, 2008







Tr  BHM I, LLC
        $6,230,964
 $16,124,720
           ?
           ?
    $(268,906)
             $22,086,778
K   Aspect I, LLC
        $6,157,056
 $14,367,551
           ?
           ?
      $(17,486)
             $20,507,121
K   Altis I, LLC
        $6,310,600
 $13,960,290
    $(119,066)
       $21,045
     $324,076
             $20,496,945
     WCM I, LLC
        $6,227,065
 $13,849,154
    $(282,486)
       $48,175
     $251,417
             $20,093,325
K   GMF I, LLC
                  ?_   _
        $9,525,798
                 ?_   _
$(
                 ?_   _
         $(704,686)
               $8,821,112

      $24,925,685
      $67,827,513
   $(401,552)
       $69,220
        $ (415,585)
             $92,005,281
880:
In March 2008, the FASB issued SFAS NO. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on the Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS Mo. 161 will have on its financial statement disclosures.

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. MS&Co. and its affiliates act as custodians of each Trading Company?s assets pursuant to customer agreements and foreign exchange customer agreement. The Partnership allocates substantially all of its assets to multiple Trading Companies. Such assets are deposited in the Trading Companies? trading accounts with MS&Co. or its affiliates. The funds in such accounts are available for margin and are used to engage in Futures Interest trading pursuant to instructions provided by the Trading Advisors. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade Futures Interests indirectly through the investment in the Trading Companies, it is expected that the Trading Companies will continue to own such liquid assets for margin purposes.

The Trading Companies investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in
       that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Trading Companies from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Trading Companies from trading in potentially profitable markets or prevent the Trading Companies from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership?s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest ("Unit(s)") in the
       future will affect the amount of funds available for
investments in Futures Interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008, and for the period from August 1, 2007 (commencement of operations) to September 30, 2007, and a general discussion of its trading activated during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Trading Companies? trade are accounted for on a trade-date basis and market to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized appreciation on investments? for open (unrealized) contracts, and recorded as ?Realized? trading gain (loss) when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results of $(11,122,876) and expenses totaling $677,105, resulting in a net loss of $11,799,981 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			  NAV at 9/30/08	NAV at 6/31/08
A						$1,116.17		   $1,277.54
B						$1,122.65		   $1,283.29
C						$1,129.17		   $1,289.05
Z						$1,142.32		   $1,300.66


The most significant trading losses of approximately 5.5% were incurred in the agricultural sector throughout the majority of the quarter from long futures positions in the soybean complex and corn as prices declined on news that favorable weather may improve crop conditions in the U.S. Midwest. Prices also moved lower amid speculation that a slowing U.S. economy may reduce demand for alternative biofuels. Additional losses were recorded in July from long positions in cocoa futures as prices decreased following news of a rise in exports from the Ivory Coast, the world?s largest cocoa producer. Within the energy markets, losses of approximately 4.8% were recorded primarily during July and August from long futures positions in crude oil and its related products as prices reversed lower amid signs that the U.S. economic slump may extend into 2009 and curb future energy demand. Meanwhile, long positions in natural gas futures resulted in losses as prices sharply decreased in July amid rising inventories and news that the Atlantic hurricane season's first storm avoided the gas-producing fields in the Gulf of Mexico. Additional losses of approximately 2.4% were experienced in the currency sector primarily during August and September from long positions in the Brazilian real and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its rivals in August after the U.S. Commerce Department reported a larger-than-previously-estimated increase in Gross Domestic Product during the second quarter. The U.S. dollar then moved sharply higher against these currencies during September in tandem with surging U.S. Treasury prices amid a worldwide ?flight-to-quality? due to fears of an intense credit crunch and subsequent global recession, resulting in further losses from long positions in these currencies versus the U.S. dollar. Furthermore, losses were experienced from short positions in the Japanese yen relative to the U.S. dollar, euro, Swiss franc, and British pound as the value of the Japanese yen moved higher amid a reduction in carry-trade positions due to the perception of a rising risk environment. Further losses of approximately 1.1% were incurred in the metals sector from long positions in aluminum, nickel, and zinc futures as prices declined throughout the quarter on concerns that turmoil in the financial markets may further weaken the global economy and erode demand for base metals. Meanwhile, long positions in palladium, gold, and platinum futures incurred losses during July and August as prices moved lower due to a sharp rise in the value of the
       U.S. dollar. Smaller losses of approximately 0.4% were recorded in the global interest rate sector primarily during July and September from short positions in European fixed-income futures as prices moved higher following a sharp decline in the global equity markets, weaker-than-expected U.K. and German economic data, and comments from European Central Bank President Jean-Claude Trichet saying that economic growth will be ?particularly weak?, thereby fueling demand for the ?safe haven? of government bonds. During September, additional losses were recorded from both long and short positions in Japanese fixed-income futures as prices moved without consistent direction throughout the month. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 1.9% within the global stock index sector, primarily during September, from short positions in European, Pacific Rim, and U.S. equity index futures as prices moved sharply lower amid unprecedented U.S. financial market turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant. Furthermore, global equity prices plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions.

The Partnership recorded total trading results of $(346,365) and expenses totaling $1,529,746, resulting in a net loss of $1,876,111 for the nine months ended September 30, 2008. The
       Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			  NAV at 9/30/08	NAV at 12/31/07
A						$1,116.17		   $1,069.08
B						$1,122.65		   $1,071.28
C						$1,129.17		   $1,073.48
Z						$1,142.32		   $1,077.90


The most significant trading gains of approximately 5.5% were experienced within the agricultural markets during January, February, April, and June from long futures positions in cocoa as prices rose amid speculation that crops in the Ivory Coast, the world?s largest cocoa producer, are developing more slowly than anticipated. Meanwhile, long futures positions in the soybean complex and corn resulted in gains throughout the majority of the first half of the year as prices increased following news that global production may drop, rising energy prices may boost demand for alternative biofuels, and severe floods in the U.S. Midwest damaged crops. Elsewhere, gains were experienced, primarily during January, February, and June, from long positions in sugar futures as prices increased amid speculation that future demand may strengthen. Within the global stock index sector, gains of approximately 3.2% were experienced, primarily during February, March, and June, from short positions in European, U.S., and Pacific Rim equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market may restrain consumer spending, erode
       corporate earnings, and curb global economic growth.
During September, prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant, resulting in further gains from short positions in European, Pacific Rim, and U.S. equity index futures. Within the global interest rate sector, gains of approximately 1.8% were experienced, primarily during January, from long positions in U.S. interest rate futures as prices moved higher on concerns of a possible economic recession in the United States and the subsequent effect this may have on the global economy. In addition, U.S. interest rate futures prices increased after the U.S. Federal Reserve cut its benchmark interest rate by 125 basis points during the month in order to prevent a sharp decline in the global equity markets. Further gains were achieved during August and September from long positions in U.S. interest rate futures as prices moved higher amid a worldwide ?flight-to-safety?. Within the energy markets, gains of approximately 1.1% were recorded, throughout a majority of the first six months of the year, from long futures positions in gasoline and heating oil as prices moved consistently higher due to speculation that OPEC may cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. During the second quarter, prices were pressured higher amid declining production in Western Canada, a continued decline in U.S. inventories, and forecasts for an active hurricane season in the Atlantic. Smaller gains of approximately 0.2% were recorded within the metals sector, primarily during January, February, June, and July, from long positions in lead and copper futures as prices moved higher on reports of falling inventories amid rising demand from China and India. A portion of the Partnership?s gains during the first nine months of the year was offset by losses of approximately 1.7% incurred within the currency sector, primarily during March and June, from long positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar moved lower against most of its major rivals amid continued weak economic data out of Canada. Elsewhere, losses were incurred from long positions in the euro and Brazilian real versus the U.S. dollar, primarily during August and September, as the value of the U.S. dollar reversed higher against most of its rivals in August after the U.S. Commerce Department reported a larger-than-previously-estimated increase in Gross Domestic Product during the second quarter.
The U.S. dollar then moved sharply higher during September in tandem with surging U.S. Treasury prices amid a worldwide ?flight-to-quality? due to fears of an intense credit crunch and subsequent global recession, resulting in further losses from long positions in these currencies versus the U.S. dollar.

For the Period from August 1, 2007 (commencement of operations) to September 30, 2007
The Partnership recorded total trading results of $551,088 and expenses totaling $54,236, resulting in net income of $496,852
       for the period from August 1, 2007 (commencement of
operations) to September 30, 2007. The Partnership?s net asset value per Unit by share Class is provided in the table below.
Share Class				NAV at 9/30/07
A						   $1,177.62
B						   $1,181.47
C					   	   $1,185.34
Z					   	   $1,193.10


The most significant trading gains of approximately 3.9% were experienced within the agricultural sector during August and September from long positions in wheat futures as prices increased to a record high amid persistently strong international demand and news from the U.S. Department of Agriculture that global stockpiles would fall to the lowest level in 26 years. Elsewhere, gains were achieved primarily during September from long futures positions in the soybean complex, coffee, and cotton as prices moved higher on concerns that unfavorable growing conditions would reduce supplies. Within the global equity index sector, gains of approximately 0.8% were recorded, primarily during September, from long positions in U.S., Hong Kong, and Australian equity index futures as prices increased on optimism that the worst of the turmoil in credit markets could be over. Additional gains of approximately 0.5% were experienced in the global interest rate sector, primarily during August, from long positions in U.S. fixed-income futures as prices increased in a worldwide ?flight-to-quality? after volatility in global equity markets, spurred by losses in the U.S. sub-prime mortgage sector,
       caused investors to seek the ?safe haven? of government bonds. Smaller gains of approximately 0.2% were achieved within the currency sector during September from long positions in the euro, Canadian dollar, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower relative to these currencies leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007 meeting. In addition, the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve may continue to reduce interest rates in the near term in order to spur economic growth after the recent collapse of the subprime mortgage market. Additionally, gains were experienced from long positions in the Norwegian krone versus the euro, as well as long positions in the Canadian dollar versus the Japanese yen, as the value of the Norwegian krone and Canadian dollar moved higher in tandem with rising energy prices as these ?petrol-currencies? increased sharply on investor belief that surging oil prices and exports will expand these respective economies. A portion of the Partnership?s gains in the third quarter was offset by losses of approximately 0.8% incurred in the metals sector, primarily during August, from long positions in zinc and copper futures as prices fell on news of increasing stockpiles and speculation that a possible slowing of the global economy due to the U.S. sub-prime mortgage crisis was going to reduce demand for base metals. Within the energy sector, smaller losses of approximately 0.4% were recorded during August and September from short positions in
       natural gas futures as prices reversed higher amid
potential hurricane threats to energy production in the Gulf of Mexico.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
All of the Partnership?s assets are subject to the risk of trading loss through its investments in the Trading Companies, each of which invests substantially all of its assets in the trading of program of an unaffiliated Trading Advisor. The market-sensitive instruments held by the Trading Companies are acquired for speculative trading purposes and, substantially all of the respective Trading Companies? assets are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Trading Companies? main line of business.

The futures, forwards, and options traded by the Trading Companies involve varying degrees of related market risk. Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through
       variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The total market risk of the respective Trading Companies may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Trading Companies? open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Trading Companies is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of margin causes the face value of the market sector instruments held by the Trading Companies typically to be many times the total capitalization of the Trading Companies.

The Partnership?s and the Trading Companies? past performance are no guarantee of their future results. Any attempt to numerically quantify the Trading Companies? market risk is limited by the uncertainty of its speculative trading. The Trading Companies?
       speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Trading Companies? experiences to date disclosed under the "Trading Companies? Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed below.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Trading Companies? Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies? market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Trading Companies account for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Trading Companies? open positions is directly reflected in the respective Trading Companies? earnings and cash flow.

       The Trading Companies? risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. VaR for a particular market sector is estimated by Demeter using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical daily changes in the value of a Trading Company?s portfolio are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Trading Companies? VaR corresponds to the reliability of the expectations that the Trading Company?s trading losses in one day will not exceed the maximum loss indicated by the VaR. The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Demeter uses approximately four years of daily market data and re-values its portfolio for each of the historical market moves that occurred over this period. This enables Demeter to generate a distribution of daily ?simulated profit and loss? outcomes.

The Trading Companies? VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange
       dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the models used by Morgan Stanley and Demeter, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Trading Companies? Value at Risk in Different Market Sectors As of September 30, 2008 and 2007, Morgan Stanley Managed Futures Altis I, LLC?s total capitalization prior to September 30, 2008 and 2007 redemptions was $21,212,513 and $3,927,442, respectively. The Partnership owned 100% and 100%, respectively, of Morgan Stanley Managed Futures Altis I, LLC.

Morgan Stanley Managed Futures Altis I, LLC
					    September 30, 2008  September 30, 2007
Primary Market Risk Category         VaR                VaR
Currency						 (0.33)%			(0.86)%
Interest Rate					 (0.33)			(0.45)
Equity						 (0.44)			(0.50)
Commodity						 (1.75)			(2.31)
Aggregate Value at Risk			 (2.17)%			(2.71)%

       <table>
As of September 30, 2008 and 2007, Morgan Stanley Managed Futures
Aspect I, LLC?s total capitalization prior to September 30, 2008 and 2007 redemptions was $21,206,424 and $3,818,011,
respectively.  The Partnership owned 82.77% and 73.98%,
respectively, of Morgan Stanley Managed Futures Aspect I, LLC.
Morgan Stanley Managed Futures Aspect I, LLC
					    September 30, 2008  September 30, 2007
Primary Market Risk Category         VaR                VaR
Currency						 (0.16)%			(0.80)%
Interest Rate					 (0.66)			(0.73)
Equity						 (0.19)			(0.32)
Commodity						 (0.60)			(1.70)
Aggregate Value at Risk			 (0.97)%			(2.28)%

As of September 30, 2008 and 2007, Morgan Stanley Managed Futures
BHM I, LLC?s total capitalization prior to September 30, 2008 and
2007 redemptions was $22,899,921 and $3,898,492, respectively.
The Partnership owned 17.75% and 100%, respectively, of Morgan
Stanley Managed Futures BHM I, LLC.


Morgan Stanley Managed Futures BHM I, LLC
					    September 30, 2008  September 30, 2007
Primary Market Risk Category         VaR                VaR
Currency						 (0.29)%			   -  %
Interest Rate					 (0.24)			(0.22)
Equity						    -			   -
Commodity						 (1.63)			(2.26)
Aggregate Value at Risk			 (1.43)%			(2.23)%

As of September 30, 2008, Morgan Stanley Managed Futures GMF I,
LLC?s total capitalization prior to September 30, 2008 redemptions was 9,146,370. The Partnership owed 22.28% of Morgan
Stanley Managed Futures GMF I, LLC.

Morgan Stanley Managed Futures GMF I, LLC was added as a Trading
Company to the Partnership effective May 1, 2008.


Morgan Stanley Managed Futures GMF I, LLC
					      September 30, 2008
Primary Market Risk Category          VaR
Currency						 (0.32)%
Interest Rate					 (0.14)
Equity						 (0.26)
Commodity						 (0.46)
Aggregate Value at Risk			 (0.77)%


As of September 30, 2008 and 2007, Morgan Stanley Managed Futures WCM I, LLC?s total capitalization prior to September 30, 2008 and 2007 redemptions was $20,792,630 and $3,919,749, respectively. The Partnership owned 82.94% and 74.01%, respectively, of Morgan Stanley Managed Futures WCM I, LLC.

Morgan Stanley Managed Futures WCM I, LLC
					    September 30, 2008  September 30, 2007
Primary Market Risk Category         VaR                VaR
Currency						 (0.15)%			(0.93)%
Interest Rate					 (0.36)			(0.97)
Equity						 (0.30)			(0.24)
Commodity						 (0.16)			(0.71)
Aggregate Value at Risk			 (0.59)%			(1.94)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the respective Trading Companies? open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Trading Companies is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Trading Companies? high, low, and average VaR, as a percentage of total Net Assets for the last two months of the quarter ended September 30, 2007, full quarter ended December 31, 2007, and for the period from January 1, 2008, through September 30, 2008.

Morgan Stanley Managed Futures Altis I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.97)%	(0.33)%	 (0.61)%
Interest Rate					(0.68)	(0.33)	 (0.55)
Equity						(0.97)	(0.32)	 (0.52)
Commodity						(3.37)	(1.04)	 (2.32)
Aggregate Value at Risk			(3.50)%	(1.48)%	 (2.55)%

       <table>
Morgan Stanley Managed Futures Aspect I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.72)%	(0.16)%	 (0.48)%
Interest Rate					(1.18)	(0.59)	 (0.77)
Equity						(0.57)	(0.12)	 (0.30)
Commodity						(1.56)	(0.60)	 (1.08)
Aggregate Value at Risk			(2.24)%	(0.97)%	 (1.52)%


Morgan Stanley Managed Futures BHM I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.29)%	(0.07)%	 (0.15)%
Interest Rate					(0.84)	(0.24)	 (0.49)
Equity						   -		   -		    -
Commodity						(2.74)	(1.63)	 (2.04)
Aggregate Value at Risk			(2.70)%	(1.43)%	 (1.98)%





Morgan Stanley Managed Futures GMF I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.65)%	  -		 (0.24)%
Interest Rate					(0.43)	  -		 (0.14)
Equity						(0.66)	  -		 (0.23)
Commodity						(1.51)	  -		 (0.49)
Aggregate Value at Risk			(1.99)% 	  -		 (0.69)%




Morgan Stanley Managed Futures WCM I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.81)%	(0.15)%	 (0.46)%
Interest Rate					(0.55)	(0.19)	 (0.36)
Equity						(0.47)	(0.11)	 (0.33)
Commodity						(0.90)	(0.16)	 (0.66)
Aggregate Value at Risk			(1.64)%	(0.59)%	 (1.12)%











       Limitations on Value at Risk as an Assessment of Market
Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current  trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

       In addition, the VaR tables above, as well as the past performance of the Partnership and the Trading Companies, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Trading Companies? VaR for each of the Trading Companies? market risk exposures and on an aggregate basis at September 30, 2008, the last two months of the quarter ended September 30, 2007, full quarter ended December 31 2007, and for the period from January 1, 2008, through September 30, 2008. VaR is not necessarily representative of the Trading Companies? historic risk, nor should it be used to predict the Partnership or the Trading Companies? future financial performance or its ability to manage or monitor risk. There can be no assurance that the Trading Companies? actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to:

*	approximately 82% of Morgan Stanley Managed Futures Altis I,
LLC?s Net Assets.
*	approximately 93% of Morgan Stanley Managed Futures Aspect
I, LLC?s Net Assets.
*	approximately 92% of Morgan Stanley Managed Futures BHM I,
LLC?s Net Assets.
*	approximately 96% of Morgan Stanley Managed Futures GMF I,
LLC?s Net Assets.
*	approximately 96% of Morgan Stanley Managed Futures WCM I,
LLC?s Net Assets.

A decline in short-term interest rates would result in a decline in the Trading Companies? cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Trading Companies? market-sensitive instruments, in relation to the Trading Companies? Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. The
       Partnership is exposed to trading risk through its
investments in the Trading Companies. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. At September 30, 2008, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across the U.S., European, Australian, Japanese, Canadian, New Zealand, and Hong Kong interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia, New Zealand, and Hong Kong. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At September 30, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to the euro, Australian dollar, Canadian dollar, British pound, Swiss franc, Japanese yen, New Zealand dollar, Norwegian krone, Swedish krona, Polish zloty, Czech koruna, and Hungarian forint currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At September 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2008, the Partnership?s primary exposures were to the S&P 500 (U.S.), DAX (Germany), Euro Stox 50 (Europe), NIKKEI 225 (Japan), FTSE 100 (United Kingdom), NASDAQ
       100 (U.S.), CAC 40 (France), ALL SHARE (South Africa), SPI
200 (Australia), TAIWAN (Taiwan), TOPIX (Japan), AEX (The Netherlands), HANG SENG (Hong Kong), Dow Jones 30 (U.S.), GS COMMODITY (U.S.), RUSSELL 2000 (U.S.), OMX 30 (Sweden), IBEX 35 (Spain), Canadian S&P 60 (Canada), H-Shares (Hong Kong), S&P MIDCAP 400 (U.S.), S&P Nifty (India), and Euro Stox Bank (Europe) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.


Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at September 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to sugar, cocoa, cotton, wheat, coffee, corn, lean hogs, live cattle, soybeans, soybean oil, feeder cattle, lumber, soybean meal, rough rice, rapeseed, orange juice, pork bellies, oats, raw beans, fluid milk, and rubber markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Energy.  The second largest market exposure of the
Partnership at September 30, 2008, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas, as well as crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	 The third largest market exposure of the
Partnership at September 30, 2008, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as aluminum, zinc, nickel, copper, lead, and tin. The Partnership also had exposure to precious metals, such as gold, silver, platinum, and palladium. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors utilize their trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Swiss francs, Hong Kong dollars, Czech koruny, Hungarian forint, Norwegian kroner, New Zealand dollars, South African rand, and Swedish kroner. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Item 4T.	CONTROLS AND PROCEDURES


As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control Over Financial Reporting
	There have been no changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect, the Partnership?s internal control over financial reporting, subsequent to the date of their evaluation.





       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Partnership?s annual report filed with its Form 10 filed on October 2, 2008.


Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS


Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold to the limited partners during the period from August 1, 2007, to September 30, 2008, was $95,794,474. The Partnership received $932,000 in consideration from the sale of Units to Demeter.

Item 6.  EXHIBITS
3.1	Certification of Limited Partnership of Morgan Stanley
Managed Futures HV, L.P., dated February 22, 2007,
incorporated herein by reference from a Form 10 filed on
October 2, 2008.
3.2	Limited Partnership Agreement of Morgan Stanley Managed
Futures HV, L.P., dated February 22, 2007, incorporated
herein by reference from the Form 10 filed on October 2,
2008.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.
99.1		Interim Trading Companies Financial Statements dated
September 30, 2008.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Morgan Stanley Managed Futures HV, L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 20, 2008     By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




- 9 -
1865:





1871:
1872:   -