Form 10-Q/A
period 2008-09-30
Morgan Stanley Managed Futures HV, L.P.
filed 2008-11-20
CIK 1428040

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q/A


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

       We are filing this Form 10-Q/A to include Exhibit 99.1
Interim Trading Companies Financial Statements dated September
30, 2008, which was erroneously omitted from the previous filing.



















































       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

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













       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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











- 49 -

- 9 -
- 10 -