Form 10-K
period 2008-12-21
Morgan Stanley Managed Futures HV, L.P.
filed 2009-03-31
CIK 1428040

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________________to___________________

Commission file number 000-53115

	MORGAN STANLEY MANAGED FUTURES HV, L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				20-8528957
(State or other jurisdiction of				  (I.R.S. Employer
incorporation or organization)			 	  	  Identification No.)

Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY				 	  10036
(Address of principal executive offices)		 		(Zip Code)

Registrant?s telephone number, including area code    	 	(212) 296-1999

Securities registered pursuant to Section 12(b) of the Act:

									  Name of each exchange
    Title of each class 						   on which registered

		None								    None

Securities registered pursuant to Section 12(g) of the Act:

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes          No  X

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes          No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer    Non-accelerated filer   X
Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$84,715,103 at June 30, 2008.




	       <table> MORGAN STANLEY MANAGED FUTURES HV L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2008
                      <caption>                                   Page No.

Part I .
  Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . 1-5

  Item 1A.  Risk Factors . . . . . . . . . .  . . . . . . . . . . . . .5-7

  Item 1B.  Unresolved Staff Comments . . .  . . . . . . . . . . . . . . 7

  Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . 7

  Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 7

  Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 8

Part II.

  Item 5.   Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of
        Equity Securities . . . . . . . . . . . . . . . . . . . . 9-10

  Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . .11

  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . .12-27

  Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk  . . . . . . . . . . . . . . . . . . . . . . 27-44

  Item 8.   Financial Statements and Supplementary Data. . . . . . . 44-74

  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure  . . . . . . . . . . . .75

  Item 9A(T).  Controls and Procedures . . . .  . . . . . . . . . . .75-76

  Item 9B.  Other Information . . . . . . .  . . . . . . . . . . . . . .76

Part III.

  Item 10.  Directors, Executive Officers and Corporate
        Governance . . . . . . . . . . . . . . . . . . . . . . . 76-83

  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . 83-84

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters. . . . . . . 84

  Item 13.  Certain Relationships and Related Transactions,
        and Director Independence. . . . . . . . . . . . . . . . . .84

  Item 14.  Principal Accountant Fees and Services . . . . . . . . . 84-86
Part IV.

  Item 15.  Exhibits, Financial Statement Schedules . . . . . . . . .87-88



       PART I
Item 1.  BUSINESS
(a) General Development of Business. Morgan Stanley Managed Futures HV, L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, ?Futures Interests?). The Partnership is one of the Partnerships in the Morgan Stanley Managed Futures Profile Series, comprised of the Partnership, Morgan Stanley Managed Futures LV, L.P., and Morgan Stanley Managed Futures MV, L.P. (collectively, the ?Profile Series?). The Partnership allocates substantially all of its assets to multiple trading companies (each a ?Trading Company?, or collectively the ?Trading Companies?), each of which allocates substantially all of its assets in the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement.
       The primary commodity broker for the Trading Companies is
Morgan Stanley & Co. Incorporated (?MS&Co.?). Morgan Stanley & Co. International plc (?MSIP?) acts as each Trading Company?s commodity broker to the extent it trades on the London Metal Exchange (collectively, MS&Co. and MSIP are referred to as the ?Commodity Brokers?). Each Trading Company?s over-the-counter foreign exchange spot, options, and forward contract counterparties is MS&Co. or Morgan Stanley Capital Group Inc. (?MSCG?) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the ?Fund of Funds? approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation on investments on the Statements of Operations. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?)for the Partnership at December 31, 2008, are
as follows: <table> <caption>

Trading Company

Trading Advisor
Morgan Stanley Managed Futures Altis I, LLC
Altis Partners (Jersey) Limited
Morgan Stanley Managed Futures Aspect I, LLC
Aspect Capital Limited
Morgan Stanley Managed Futures BHM I, LLC
Bleinheim Capital Management, L.L.C.
Morgan Stanley Managed Futures GMF I, LLC (?GMF I LLC?)
Boronia Capital Pty. Ltd.  (?Boronia?)
Morgan Stanley Managed Futures WCM I, LLC
Winton Capital Management Limited

       The general partner of the Partnership and the trading manager of each Trading Company is Demeter Management Corporation
(?Demeter?). Demeter may reallocate the Partnership?s assets to different Trading Companies in its sole discretion.

Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Units of limited partnership interest (?Units?) of the Partnership are being offered to limited partners in four share classes. Depending on the aggregate amount invested in the Partnership, limited partners purchased either class A, B, C or D Units in the Partnership (each a ?Class? and collectively the ?Classes?). As of December 31, 2008, there were no Class D Units outstanding in the Partnership. Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Demeter received Class Z Units with respect to its investment in the Partnership.

Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement. In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Demeter?s

       sole discretion.  Class Z Unit holders are not subject to paying the placement agent fee.

Effective May 1, 2008, the Partnership allocated a portion of its assets to GMF I, LLC. GMF I, LLC allocates substantially all of its assets to its sole Trading Advisor, Boronia.

The Partnership began the year at a net asset value per Unit of $1,069.08, $1,071.28, $1,073.48, and $1,077.90 and returned
20.46%, 21.06%, 21.66%, and 22.86% to $1,287.84, $1,296.87,
$1,305.96 and $1,324.31 for Class A, Class B, Class C, and Class Z, respectively, on December 31, 2008. For a more detailed description of the Partnership?s business, see subparagraph (c).

(b) Financial Information about Segments. The Partnership?s business consists of only one segment, which is the speculative trading of Futures Interest as discussed in Item 1(a). The Partnership does not engage in the sale of goods or services.

(c) Narrative Description of Business. See Item 1(a) above for a complete description of the Partnership?s business. The information requested in Section 101(c)(i) through (xiii) of Regulation S-K are not applicable to the Partnership.
Additionally, the Partnership does not have any employees.  The

       director and officers of the General Partner are listed in
Part III ?Item 10. Directors and Executive Officers?.

(d) Financial Information about Geographic Areas.
Not applicable.

(e) Available Information. Effective with the Form 10 filed on October 2, 2008, the Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the Partnership?s SEC filings are available to the public from the EDGAR database on the SEC?s website at ?http://www.sec.gov?. The Partnership?s CIK number is 0001428040.

Item 1A.  RISK FACTORS
The Partnership is in the business of the speculative trading of futures, forwards, and options on such contracts. For a detailed description of the risks that may affect the business of the Partnership or the limited partnership interests offered by the
                              - 5 ?
       Partnership, see those portions of the Partnership's Form
10 dated October 24, 2008, set forth in Item 1.A. entitled "Risk Factors" at pages 18-23, which is hereby incorporated by reference into this Form 10-K.

The Federal Reserve Board's Regulation of Morgan Stanley Could Affect the Activities of the Partnership and the Trading Companies. On September 21, 2008, Morgan Stanley's application to become a bank holding company was approved by the U.S. Federal Reserve Board of Governors and Morgan Stanley has elected to be deemed a financial holding company under the Bank Holding Company Act.


As a financial holding company and a bank holding company under the Bank Holding Company Act, Morgan Stanley and its subsidiaries, including Demeter, the Partnership, and the Trading Companies, are subject to regulation, supervision, and examination by the Federal Reserve Board. This regulatory framework is intended primarily to maintain sufficient capital and to preserve the safety and soundness of Morgan Stanley so that Morgan Stanley may serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan
Stanley Trust (the "Banks").   However, the Units (1) are not
FDIC-insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve
       investment risks, including possible loss of principal.
The Federal Reserve Board's exercise of its regulatory or enforcement authority over Morgan Stanley could result in directions to Morgan Stanley to alter certain business practices or to exit certain lines of business, which could affect the activities of Morgan Stanley, Demeter, the Partnership, and the Trading Companies. Additionally, if Morgan Stanley should lose its financial holding company status, the Federal Reserve would require Morgan Stanley to divest, within a period of time, investments not closely related to banking or the Banks themselves. Although any such divestitures should not involve Demeter, the Partnership, or the Trading Companies, the divestitures could have other consequences for these entities.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.




Item 2.  PROPERTIES
The Partnership does not own or lease any properties. Demeter operates out of facilities operated by its parent, Morgan Stanley. The address is 522 Fifth Avenue, 13th Floor, New York, New York
10036.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

       PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	    SECURITIES


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2008, was approximately 950.

(c) Distributions. No distributions have been made by the Partner-ship since it commenced trading operations on August 1, 2007. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits until termination of the Partnership.

(d) Securities Sold; Consideration. Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share classes to the limited partners through December 31, 2008, was $112,016,207.
The Partnership received $932,000 in consideration from the sale of Units to Demeter.

(e) Placement agent. The placement agent for the Partnership is MS&Co.

(f) Use of Proceeds.
Not applicable.

       <table>
Item 6.  SELECTED FINANCIAL DATA (in dollars)


									      For the period from
				              			         August 1, 2007
                       	             	  For the	       (commencement of
     	Year Ended        operations) to
					        December 31, 2008   December 31, 2007
 							    			         $

Total Trading Results				 15,537,985	    1,503,831
Net Income						 13,226,691	    1,298,149
Net Income per Unit by share Class
A 					   		     218.76	        69.08
B 					   		     225.59	        71.28
C					   		     232.48	        73.48
Z					   	    	     246.41	        77.90
Total Assets					116,967,239 	   24,925,685
Total Partners? Capital            	109,725,317  	   24,925,685
Net Asset Value per Units by
 share Class
A						     	   1,287.84	     1,069.08
B						     	   1,296.87	     1,071.28
C						     	   1,305.96	     1,073.48
Z						     	   1,324.31	     1,077.90




       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS


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

The Trading Companies? investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in
       that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Trading Companies from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Trading Companies from trading in potentially profitable markets or prevent the Trading Companies from promptly liquidating unfavorable positions in such markets, subjecting them to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership?s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.

       Capital Resources.  The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in Futures Interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the year ended December 31, 2008, and for the period from August 1, 2007 (commencement of operations) to December 31, 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than
       in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is not indicative of future results.

The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following:
The contracts the Trading Companies? trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Statements of Operations as ?Net change in unrealized gain (loss)? for open contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Trading Company?s trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of

       critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results of $15,537,985 and expenses totaling $2,311,294, resulting in net income of $13,226,691 for the year ended December 31, 2008. The
Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			NAV at 12/31/08	NAV at 12/31/07
A					   $1,287.84		   $1,069.08
B					   $1,296.87		   $1,071.28
C					   $1,305.96		   $1,073.48
Z					   $1,324.31		   $1,077.90

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2008, were $90,245,361 and $18,672,420, respectively, and the Partnership?s ending capital was $109,725,317 at December 31, 2008.

The most significant trading gains of approximately 8.6% were experienced within the global interest rate sector throughout the majority of the year from long positions in U.S., European, and Australian fixed-income futures as prices moved higher in a worldwide ?flight-to-quality? amid a consistent decline in the global equity markets throughout most of the year, as well as worries regarding the fundamental health of the global economy and financial system. Additionally, prices of U.S. fixed-income
       futures moved higher as the U.S. Federal Reserve cut
interest rates to an unprecedented target range of 0% to 0.25%, while European and Australian interest rate futures prices increased after the European Central Bank and Reserve Bank of Australia lowered borrowing costs in an attempt to stimulate economic growth. Within the agricultural markets, gains of approximately 6.6% were recorded primarily during the first half of the year from long futures positions in the soybean complex and corn as prices increased following news that global production may drop, rising energy prices may boost demand for alternative biofuels, and severe floods in the U.S. Midwest damaged crops. Elsewhere, long positions in cocoa futures resulted in gains primarily during January, February, April, and June as prices rose amid speculation that crops in the Ivory Coast, the world?s largest cocoa producer, are developing more slowly than anticipated. Further gains were recorded during the fourth quarter from short futures positions in cotton, lean hogs, and live cattle as prices declined amid rising inventories and growing concerns that slowing global economic growth may erode demand for food and raw materials. Within the global stock index sector, gains of approximately 5.7% were experienced primarily during February, March, and June from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during the first half of the year on concerns that a persistent U.S. housing slump, mounting losses linked to U.S.
                           - 17 ?
       sub-prime mortgage investments, rising commodity prices, and a weakening job market may restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were experienced during September, October, and November as prices dropped sharply amid unprecedented U.S. financial market turmoil and growing concerns that efforts by central banks and governments around the world to support the financial system may not prevent a global recession. Within the energy markets, gains of approximately 3.4% were recorded throughout a majority of the first six months of the year from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC may cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Additional gains were recorded primarily during the fourth quarter from newly established short futures positions in crude oil and its related products as prices sharply decreased on concerns that a substantial global economic slowdown may erode energy demand. Within the metals sector, gains of approximately 2.1% were experienced primarily during January, February, and June from long positions in aluminum, copper, nickel, and lead futures as prices increased during the first half of the year due to falling inventories and rising demand from China and India. Additional gains were recorded primarily during September, October, November, and December from newly established short
       futures positions in aluminum, copper, nickel, and lead as prices dropped amid ongoing worries that a global economic recession may erode demand for base metals. Smaller gains of approximately 1.0% were experienced within the currency sector, primarily during February and March, from long positions in the Australian dollar and euro versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals amid speculation that signs of a slowing U.S. economy may spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world. Further gains were recorded primarily during the fourth quarter from short positions in the British pound versus the euro, U.S. dollar, Swiss franc, and Japanese yen as the value of the British pound decreased relative to these currencies amid signs of a deep economic recession in the U.K. Meanwhile, the value of the U.S. dollar moved higher against most of its rivals in tandem with rising
U.S. dollar-denominated Treasury bonds amid the aforementioned ?flight-to-quality? due to concerns regarding the fundamental health of the global economy, thereby resulting in gains from short positions in the British pound, Australian dollar, and New Zealand dollar versus the U.S. dollar. Lastly, long positions in the Japanese yen versus the U.S. dollar resulted in gains, primarily during the fourth quarter, as the value of the Japanese yen increased relative to the U.S. dollar after a rise in risk aversion prompted investors to unwind existing carry trades.
       The Partnership recorded total trading results of
$1,503,831 and expenses totaling $205,682, resulting in net income of $1,298,149 for the period from August 1, 2007 (commencement of operations) to December 31, 2007. The Partnership?s net asset value per Unit by share Class is provided in the table below.


Share Class			NAV at 12/31/07	NAV at 8/01/07
A					   $1,069.08		   $1,000.00
B					   $1,071.28		   $1,000.00
C					   $1,073.48		   $1,000.00
Z					   $1,077.90		   $1,000.00

Total subscriptions and redemptions for the period from August 1, 2007 (commencement of operations) to December 31, 2007, were
$23,707,153 and $79,617, respectively, and the Partnership?s ending capital was $24,925,685 at December 31, 2007.

The most significant trading gains of approximately 6.9% were experienced in the agricultural markets, primarily during August and September, from long futures positions in wheat and soybeans as prices rose on speculative buying, news of persistent global demand, and worries that unfavorable weather conditions in key growing countries would damage crops. Further gains were experienced during November and December from long futures positions in the soybean complex and corn as prices trended higher amid speculation that the rising cost of oil would boost demand for alternative biofuels made from these crops. Additional gains of approximately 2.3% were achieved within the global interest
       rate sector, primarily during August and November, from long U.S. and Pacific Rim fixed-income futures positions as most fixed-income prices spiked higher in a worldwide ?flight-to-quality? as uncertainty due to losses in sub-prime securities caused investors to seek the ?safe haven? of government bonds. Within the energy sector, gains of approximately 2.2% were recorded from long futures positions in crude oil and its related products as energy prices trended higher during September, October, and December due to news of a drop in U.S. stockpiles and geopolitical turmoil in the Middle East. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 1.2% incurred within the currency sector from short positions in the Swiss franc versus the U.S. dollar, primarily during September, October, and early November, as the value of the Swiss franc reversed higher against the U.S. dollar and British pound due to accelerating fears of inflation in Switzerland and speculation the Swiss National Bank may raise interest rates. Short positions in the Japanese yen versus the U.S. dollar and British pound recorded further currency losses as the value of the yen moved higher against its major rivals during August, September, November, and December due to investors unwinding carry trade positions and worries regarding possible inflation in Japan. Elsewhere, losses were incurred from short positions in the Australian dollar versus the Canadian dollar and euro as the value of the Australian dollar moved higher throughout the second half
                              - 21 ?
       of the year in tandem with rising commodity prices.
Additionally, the value of the Canadian dollar declined during December on concerns that a possible slowdown in the U.S. economy may negatively impact future demand for Canadian exports. Smaller losses of approximately 0.5% were recorded within the metals sector from long futures positions in copper and zinc as prices reversed lower during August and November on concerns that demand for base metals may continue to slow amid rising inventories. Lastly, within the global stock index sector, losses of approximately 0.3% were incurred, primarily during November and December, from long positions in Asian, U.S., and European equity index futures as prices fell sharply due to concerns regarding the impact of the sub-prime loan crisis, the deepening U.S. housing slump, and concerns regarding slowing global economic growth.

For further sector trading information, please refer to the Partnership?s Financial Statements for the year ended December 31, 2008, which are included in Item 8 of this Form 10-K.

The Partnership's income and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
Not applicable.

       New Accounting Developments.
In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (?SFAS?) No. 157 ("SFAS 157"), "Fair Value Measurements". Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market price (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs

       for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment?s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership?s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Partnership adopted SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Partnership?s financial statements.


The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
December 31, 2008: <table> <caption>




Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
   Unobservable
     Inputs
   (Level 3)




        Total

$
   $
   $

 $

Investment in Aspect I, LLC
    ?
 25,124,380
    ?

 25,124,380
Investment in WCM I, LLC
    ?
 24,453,928
    ?

 24,453,928
Investment in Altis I, LLC
    ?
 22,332,782
    ?

 22,332,782
Investment in BHM I, LLC
    ?
 20,936,983
    ?

 20,936,983
Investment in GMF I, LLC
    ?
 10,561,102
    ?

 10,561,102
</table>                    - 24 -
       The Partnership?s assets identified as ?Investment in
Trading Companies? reflected on the Statements of Financial Condition represent the net asset value of the Partnership?s pro rata share of each Trading Company. The Net Assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the market value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with generally accepted accounting principles.

The Partnership?s investment in the Trading Companies represents approximately: Aspect I, LLC 24.30%; WCM I, LLC 23.65%; Altis I,
LLC 21.60%; BHM I, LLC 20.25%; and GMF I, LLC 10.20% of the total investments of the Partnership, respectively.

In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities? ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are
       used; and their effects on a Partnership?s financial
position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact of the adoption of SFAS 161.

In September 2008, the FASB issued FASB Staff Position (?FSP?) Financial Accounting Standards (?FAS?) No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (?FSP FAS No. 133-1 and FIN 45-4?). FSP FAS No. 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The Partnership is currently evaluating the impact of adopting FSP FAS No. 133-1 and FIN 45-4.

       In October 2008, the FASB issued FSP FAS No. 157-3,
Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (?FSP FAS No. 157-3?). FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. FSP FAS No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The issuance of FSP FAS No. 157-3 did not have a material impact on the Partnership?s financial statements.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
All of the Partnership?s assets are subject to the risk of trading loss through its investments in the Trading Companies, each of which invests substantially all of its assets in the trading program of an unaffiliated Trading Advisor. The market-sensitive instruments held by the Trading Companies are acquired for speculative trading purposes, and substantially all of the respective Trading Companies? assets are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Trading Companies? main line of business.

       The futures, forwards, and options traded by the Trading
Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The total market risk of the respective Trading Companies may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Trading Companies? open positions, the volatility present within the markets, and the liquidity of the markets.

       The face value of the market sector instruments held by the
Trading Companies is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of margin causes the face value of the market sector instruments held by the Trading Companies typically to be many times the total capitalization of the Trading Companies.

The Partnership?s and the Trading Companies? past performance is no guarantee of their future results. Any attempt to numerically quantify the Trading Companies? market risk is limited by the uncertainty of its speculative trading. The Trading Companies? speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Trading Companies? experiences to date disclosed under the ?Trading Companies? Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Trading Companies? Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies? market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil
       liability provided for such statements by the Private
Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Trading Companies accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Trading Companies? open positions is directly reflected in the Trading Companies? earnings and cash flow.

The Trading Companies? risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. VaR for a particular market sector is estimated by Demeter using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical daily changes in the value of a Trading Company?s portfolio are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Trading
       Companies? VaR corresponds to the reliability of the
expectations that the Trading Company?s trading losses in one day will not exceed the maximum loss indicated by the VaR. The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Demeter uses approximately four years of daily market data and re-values its portfolio for each of the historical market moves that occurred over this period. This enables Demeter to generate a distribution of daily ?simulated profit and loss? outcomes.

The Trading Companies? VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Trading Companies? Value at Risk in Different Market Sectors As of December 31, 2008 and 2007, Morgan Stanley Managed Futures Altis I, LLC?s total capitalization prior to December 31, 2008 and 2007 redemptions was $30,477,715 and $7,967,775, respectively. The Partnership owned 73% and 79%, respectively, of Morgan Stanley Managed Futures Altis I, LLC.

Morgan Stanley Managed Futures Altis I, LLC
					    December 31, 2008  December 31, 2007
Primary Market Risk Category         VaR                VaR
Interest Rate					 (1.14)%			(0.53)%
Currency						 (0.39)			(0.62)
Equity						 (0.28)			(0.35)
Commodity						 (1.44)			(3.13)
Aggregate Value at Risk			 (1.86)%			(3.03)%

As of December 31, 2008 and 2007, Morgan Stanley Managed Futures
Aspect I, LLC?s total capitalization prior to December 31, 2008 and 2007 redemptions was $33,231,790 and $8,461,103, respectively. The Partnership owned 76% and 73%, respectively, of Morgan Stanley Managed Futures Aspect I, LLC.

Morgan Stanley Managed Futures Aspect I, LLC
					    December 31, 2008  December 31, 2007
Primary Market Risk Category         VaR                VaR
Interest Rate					(0.77)%			(1.18)%
Currency						(0.13)			(0.72)
Equity						(0.04)			(0.12)
Commodity						(0.49)			(1.56)
Aggregate Value at Risk			(0.96)%			(2.24)%
</table> - 32 -
       As of December 31, 2008 and 2007, Morgan Stanley Managed
Futures BHM I, LLC?s total capitalization prior to December 31,
2008 and 2007 redemptions was $131,000,863 and $7,688,337,
respectively. The Partnership owned 16% and 81%, respectively, of Morgan Stanley Managed Futures BHM I, LLC.

Morgan Stanley Managed Futures BHM I, LLC
					    December 31, 2008  December 31, 2007
Primary Market Risk Category         VaR                VaR
Interest Rate					(0.42)%			(0.07)%
Currency						(0.11)			(0.00)
Equity						   -				(0.00)
Commodity						(1.44)			(0.22)
Aggregate Value at Risk			(1.49)%			(0.22)%

As of December 31, 2008, Morgan Stanley Managed Futures GMF I,
LLC?s total capitalization prior to December 31, 2008, redemptions was $43,980,091. The Partnership owned 24% of Morgan
Stanley Managed Futures GMF I, LLC.

Morgan Stanley Managed Futures GMF I, LLC
					      December 31, 2008
Primary Market Risk Category           VaR
Interest Rate					   (1.20)%
Currency						   (0.21)
Equity						   (0.47)
Commodity						   (0.44)
Aggregate Value at Risk			   (1.18)%

       As of December 31, 2008 and 2007, Morgan Stanley Managed
Futures WCM I, LLC?s total capitalization prior to December 31,
2008 and 2007, redemptions was $30,358,491 and $8,687,985,
respectively. The Partnership owned 81% and 72%, respectively of Morgan Stanley Managed Futures WCM I, LLC.


Morgan Stanley Managed Futures WCM I, LLC
					    December 31, 2008  December 31, 2007
Primary Market Risk Category         VaR                VaR
Interest Rate					 (0.38)%			(0.55)%
Currency						 (0.18)			(0.81)
Equity						 (0.05)			(0.42)
Commodity						 (0.26)			(0.78)
Aggregate Value at Risk			 (0.57)%			(1.64)%

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

Because the business of the Trading Companies is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could

       positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2008, VaR set forth above by presenting the Trading Companies? high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2008, through December 31, 2008.

Morgan Stanley Managed Futures Altis I, LLC
Primary Market Risk Category        High      Low      Average
Interest Rate					(1.14)%	(0.33)%	 (0.70)%
Currency						(0.97)	(0.33)	 (0.55)
Equity						(0.97)	(0.28)	 (0.50)
Commodity						(3.37)	(1.04)	 (1.90)
Aggregate Value at Risk			(3.50)%	(1.48)%	 (2.25)%


Morgan Stanley Managed Futures Aspect I, LLC
Primary Market Risk Category        High      Low      Average
Interest Rate					(0.77)%	(0.59)%	 (0.67)%
Currency						(0.64)	(0.13)	 (0.33)
Equity						(0.57)	(0.04)	 (0.28)
Commodity						(1.41)	(0.49)	 (0.81)
Aggregate Value at Risk			(1.69)%	(0.96)%	 (1.20)%


       <table> <caption>
Morgan Stanley Managed Futures BHM I, LLC
Primary Market Risk Category        High      Low      Average
Interest Rate					(0.45)%	(0.24)%	 (0.39)%
Currency						(0.29)	(0.07)	 (0.14)
Commodity						(2.08)	(1.44)	 (1.71)
Aggregate Value at Risk			(2.10)%	(1.43)%	 (1.68)%

Morgan Stanley Managed Futures GMF I, LLC

Primary Market Risk Category        High      Low      Average
Interest Rate					(1.20)%	   -		 (0.33)%
Currency						(0.32)	   -		 (0.13)
Equity						(0.47)	   -		 (0.18)
Commodity						(0.46)	   -		 (0.23)
Aggregate Value at Risk			(1.18)%	   -		 (0.49)%

Morgan Stanley Managed Futures WCM I, LLC
Primary Market Risk Category        High      Low      Average
Interest Rate					(0.38)%	(0.19)%	 (0.32)%
Currency						(0.50)	(0.15)	 (0.30)
Equity						(0.47)	(0.05)	 (0.23)
Commodity						(0.90)	(0.16)	 (0.53)
Aggregate Value at Risk			(1.31)%	(0.57)%	 (0.86)%


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

In addition, the VaR tables above, as well as the past performance of the Partnership and the Trading Companies, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Trading Companies? market risk exposures and on an aggregate basis at December 31, 2008, the last two months of the quarter ended September 30, 2007, full quarter ended December 31, 2007, and for the four quarter-end reporting periods
       during calendar year 2008.  VaR is not necessarily
representative of the Trading Companies? historic risk, nor should it be used to predict the Partnership and the Trading Companies? future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies? actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintains a substantial portion of their available assets in cash at MS&Co.; as of December 31,
2008, such amount is equal to:
*	approximately 122% of Morgan Stanley Managed Futures Altis
I, LLC?s Net Assets.
*	approximately 102% of Morgan Stanley Managed Futures Aspect
I, LLC?s Net Assets.
*	approximately 104% of Morgan Stanley Managed Futures BHM I,
LLC?s Net Assets.
*	approximately 116% of Morgan Stanley Managed Futures GMF I,
LLC?s Net Assets.

*	approximately 97% of Morgan Stanley Managed Futures WCM I,
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

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following were the primary trading risk exposures of the Partnership at December 31, 2008, by market sector. The Partnership is exposed to trading risk through its investments in the Trading Companies. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The second largest market exposure of the Partnership at December 31, 2008, was to the global interest rate sector. This exposure was primarily spread across the European, U.S., Japanese, Australian, Canadian, and New Zealand interest
       rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries?, Australian, and New Zealand interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At December 31, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies
       including cross-rate ? i.e., positions between two
currencies other than the U.S. dollar. At December 31, 2008, the Partnership?s major exposures were to the euro, Australian dollar, Canadian dollar, British pound, Swiss franc, Japanese yen, New Zealand dollar, Norwegian krone, and Swedish krona currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At December 31, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2008, the Partnership?s primary exposures were to the FTSE 100 (United Kingdom), NIKKEI 225 (Japan), S&P 500 (U.S.), DAX (Germany), IBEX 35 (Spain), Dow Jones 30 (U.S.), NASDAQ 100 (U.S.), RUSSELL 2000 (U.S.), Euro Stox 50 (Europe), TAIWAN (Taiwan), ALL SHARE (South Africa), HANG SENG (Hong Kong), CAC 40 (France), H-Shares (Hong Kong), SPI 200 (Australia), GS COMMODITY (U.S.), TOPIX (Japan), S&P MIDCAP 400 (U.S.), OMX 30 (Sweden), and S&P Nifty (India) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major
       market changes but would make it difficult for the
Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at December 31, 2008, was to the markets that comprise these sectors. Most of the exposure was to cocoa, sugar, soybeans, wheat, coffee, cotton, lean hogs, corn, soybean meal, lumber, live cattle, soybean oil, fluid milk, rapeseed, feeder cattle, orange juice, oats, rubber, rough rice, raw beans, and barley markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

	Metals.	 The third largest market exposure of the Partner-
ship at December 31, 2008, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as zinc, nickel, aluminum, copper, tin, and lead. The Partnership also had exposure to precious metals, such as gold, platinum, palladium, and silver.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize trading system(s) to take positions when market opportunities

	       develop, and Demeter anticipates that the Trading
Advisors will continue to do so.

Energy. At December 31, 2008, the Partnership had market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas, as well as crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2008, were in euros, British pounds, Japanese yen, Australian dollars, Canadian dollars, Hong Kong dollars, Swiss francs, Czech koruny, South African rands, Hungarian forint, New Zealand dollars, Norwegian kroner, and Swedish kroner. The Partnership
       controls the non-trading risk of foreign currency
balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related items of the Partnership are filed under this Item 8: Report of Deloitte & Touche LLP, independent registered public accounting firm, for the year ended December 31, 2008 and the period from August 1, 2007 (commencement of operations) to December 31, 2007; Statements of Financial Condition as of December 31, 2008 and 2007; Statements of Operations for the year ended December 31, 2008, and for the period from August 1, 2007 (commencement of operations) to December 31, 2007; Statements of Changes in Partner?s Capital for the year ended December 31, 2008, and for the period from August 1, 2007 (commencement of operations) to December 31, 2007; Statements of Cash Flows for the year ended December 31, 2008, and for the period from August 1, 2007 (commencement of operations) to December 31, 2007; and Notes to Financial Statements. Additional financial information has been filed as Exhibit 99.1, 99.2, 99.3, and 99.4 to this Form 10-K.

       Morgan Stanley Managed Futures HV, L.P.
Report of Independent Registered Public Accounting Firm
To the Limited Partners and the General Partner of
Morgan Stanley Managed Futures HV, L.P.:
	We have audited the accompanying statements of financial condition of Morgan Stanley Managed Futures HV, L.P. as of December 31, 2008 and 2007, and the related statements of operations, changes in partners? capital, and cash flows for the year ended December 31, 2008, and for the period from August 1, 2007 (commencement of operations) to December 31, 2007. These financial statements are the responsibility of the Partnership?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company?s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Managed Futures HV, L.P. at December 31, 2008 and 2007, and the results of their operations, changes in partners? capital, and their cash flows for the year ended December 31, 2008, and for the period from August 1, 2007 (commencement of operations) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
    Deloitte & Touche LLP
New York, New York
March 30, 2009

       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                       December 31,
	   2008	   2007
	   $	    $
ASSETS
Investment in Trading Companies:
    Investment in Aspect I, LLC	25,124,380	6,157,056
    Investment in WCM I, LLC                                                         24,453,928  	    6,227,065
    Investment in Altis I, LLC	22,332,782   	6,310,600
    Investment in BHM I, LLC	20,936,983	6,230,964
    Investment in GMF I, LLC	  10,561,102	              ?

	Total Investment in Trading Companies
     (cost $90,549,578 and $23,421,854, respectively)	    103,409,175	     24,925,685
Receivable for securities sold	    13,558,064	                  ?

	Total Assets	  116,967,239	    24,925,685

LIABILITIES

Redemptions payable	     7,241,922	                  ?

	Total Liabilities	      7,241,922	                  ?

PARTNERS? CAPITAL

	Class A (46,349.723 and 14,456.976 Units, respectively)	59,691,122 	15,455,619
	Class B (12,869.463 and 3,217.119  Units, respectively)	16,690,009	3,446,431
	Class C (24,072.194 and 5,253.689 Units, respectively)	31,437,299	5,639,752
	Class Z (1,439.906 and 356.140 Units, respectively)	    1,906,887	          383,883

        Total Partners? Capital	 109,725,317 	     24,925,685

        Total Liabilities and Partners? Capital	 116,967,239 	     24,925,685

NET ASSET VALUE PER UNIT

	Class A	1,287.84	1,069.08
	Class B	1,296.87	1,071.28
	Class C	1,305.96	1,073.48
	Class Z	1,324.31	1,077.90




The accompanying notes are an integral part of these financial statements.

- 46 -

       <table>
MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF OPERATIONS
	     	 						      For the Period from
								  	   August 1, 2007
									(commencement of
			                               For the Year Ended	              operations) to
				December 31, 2008	          December 31, 2007
			                                 $			                       $
EXPENSES
	Placement agent fees                                       	     1,225,414	113,147
	General partner fees                                            	   775,629	66,097
	Administrative fees                                          	     310,251	         26,438

		Total Expenses                                                  2,311,294	          205,682

NET INVESTMENT LOSS                                           (2,311,294)	                   	        (205,682)

TRADING RESULTS
	Trading profit:
	     Realized	4,182,219  	                     ?
	     Net change in unrealized appreciation
             on investments                             11,355,766	                         1,503,831

		Total Trading Results                                      15,537,985	                 1,503,831

NET INCOME                         13,226,691	  	                       1,298,149

NET INCOME ALLOCATION:

	Class A	                                    7,007,055	     823,171
 	Class B	1,917,639	192,683
	Class C	4,088,048	264,374
	Class Z	  213,949	17,921

NET INCOME PER UNIT:

	Class A                                                           218.76	                                 69.08
    	Class B	                                            225.59	                                 71.28
	Class C	                                             232.48	                                 73.48
	Class Z	                                          246.41	                                 77.90
		                                       Units          	                        Units
WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING:

	Class A	            34,493.061	                       10,049.845
	Class B	9,576.305	                         2,250.448
	Class C	20,301.258	                         2,956.934
	Class Z	1,131.756	                            181.279

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Year ended December 31, 2008 and for the Period from August 1, 2007
(commencement of operations) to December 31, 2007

                       Class A            Class B             Class C	             Class Z	             Total
                                                 $	  $	           $	              $	        $
Partners? Capital,
   August 1, 2007               5,460,085	1,052,619	1,710,000	82,000 	     8,304,704

Subscriptions                    9,251,980	2,201,129	3,665,378	283,962 	    15,402,449

Net Income                          823,171	192,683	264,374	17,921 	       1,298,149

Redemptions                        (79,617)	               ?         	         ?     	           ?       	        (79,617)

Partners? Capital,
   December 31, 2007     15,455,619	       3,446,431	 5,639,752	  383,883 	     24,925,685

Subscriptions                  44,785,302	13,956,051	30,079,695	1,424,313 	   90,245,361

Net Income                       7,007,055	1,917,639	4,088,048	213,949 	   13,226,691

Redemptions                   (7,556,854)	     (2,630,112)  	 (8,370,196)   	   (115,258) 	  (18,672,420)

Partners? Capital,
   December 31, 2008     59,691,122	       16,690,009	 31,437,299	        1,906,887 	   109,725,317










The accompanying notes are an integral part of these financial statements.

       <table>
MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF CASH FLOWS
	     	 							 For the Period from
								  	     	      August 1, 2007
										 (commencement of
                                                              	              For the Year Ended           	    operations) to
		      	December 31, 2008	           December 31, 2007
                                                                                           $                   	    $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income   	13,226,691 		   1,298,149
Adjustments to reconcile net income:
	Purchases of Investments in Trading Companies                      (76,905,121)	       (23,421,854)
	Proceeds from sale of Investments in Trading Companies	    13,959,616	?
	Realized	                  (4,182,219)	      	             ?
 	Net change in unrealized appreciation on investments	               (11,355,766)	            (1,503,831)

Increase in operating assets:
    Receivable for securities sold	   (13,558,064)	          ?

Net cash used for operating activities	                                              (78,814,863)                (23,627,536)

CASH FLOWS FROM FINANCING ACTIVITIES

Initial offering                                                          ? 	   	            8,304,704
Cash received from offering of Units                                                90,245,361      	           15,402,449
Cash paid for redemptions of Units                                                 (11,430,498)	                  (79,617)

Net cash provided by financing activities	                                          78,814,863	          23,627,536

Net change in cash	                                                                        ?     	                 ?
Cash at beginning of period                                                         ?                               ?
Cash at end of period	                                                             ?                              ?







The accompanying notes are an integral part of these financial statements. </table>
       Morgan Stanley Managed Futures HV, L.P.
Notes to Financial Statements


1. Summary of Significant Accounting Policies

Organization ? Morgan Stanley Managed Futures HV, L.P. (?Profile HV? or the ?Partnership?), was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, ?Futures Interests?). The Partnership is one of the Partnerships in the Morgan Stanley Managed Futures Profile Series, comprised of the Partnership, Morgan Stanley Managed Futures LV, L.P., and Morgan Stanley Managed Futures MV, L.P. (collectively, the ?Profile Series?). The Partnership allocates substantially all of its assets to multiple trading companies (each a ?Trading Company?, or collectively the ?Trading Companies?), each of which allocates substantially all of its assets in the trading program of an unaffiliated commodity trading advisor (each a ?Trading Advisor?), which makes investment decisions for each respective Trading Company.

       The Partnership commenced trading operations on August 1,
2007, in accordance with the terms of the limited partnership agreement of the Partnership.

Effective April 28, 2008, Grinham Managed Funds Pty Ltd. changed its name to Boronia Capital Pty Ltd.

Effective May 1, 2008, the Partnership allocated a portion of its assets to Morgan Stanley Managed Futures GMF I, LLC (?GMF I, LLC?). GMF I, LLC allocates substantially all of its assets to Boronia Capital Pty. Ltd. as the sole Trading Advisor to GMF I, LLC.

The financial statements have been prepared using the ?Fund of Funds? approach and accordingly all revenue and expense information from the Trading Companies is reflected as net change in unrealized appreciation on investments on the Statements of Operations. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.

The general partner of the Partnership and the trading manager of each Trading Company is Demeter Management Corporation (?Demeter?). Demeter may reallocate the Partnership?s assets to
       the different Trading Companies, based on a variety of factors relating to the performance and the Futures Interests markets traded by each Trading Advisor(s).

Units of limited partnership interest (?Units?) of the Partnership are being offered to limited partners in four share classes. Depending on the aggregate amount invested in the Partnership, limited partners will initially receive either class A, B, C or D Units in the applicable Partnership (each a ?Class? and collectively the ?Classes?). As of December 31, 2008, there were no Class D Units outstanding in the Partnership. Certain limited partners who are not subject to the ongoing Placement Agent Fee (as described herein) are deemed to hold Class Z Units. Additionally, Demeter was issued Class Z Units with respect to its investment in the Partnership.

Demeter made an initial investment in the Partnership by means of an investment in Class Z Units. Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the limited partnership agreement. In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Demeter?s sole discretion.

       Class Z Unit holders are not subject to paying the
Placement Agent fee (as defined below).

Use of Estimates ? The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from these estimates.

Revenue Recognition ? Net appreciation (depreciation) of investments in the Trading Companies is recorded based upon the proportionate share of the Partnership?s aggregate amount of the net performance recorded by each Trading Company.

Net Income (Loss) per Unit ? Net income (loss) per Unit will be allocated to all partners in proportion to their respective opening capital accounts at the end of each month.

General Partner Fee ? The Partnership pays Demeter a monthly administration fee equal to 1/12 of 1.0% (a 1.0% annual rate) of
       the net asset value of each Class in the Partnership at the beginning of each month for services in operating and managing the Partnership.

Placement Agent Fee ? Morgan Stanley & Co. Incorporated
(?MS&Co.?) currently serves as the placement agent (the
?Placement Agent?) and may appoint affiliates or third parties as additional Placement Agents. The Partnership pays the Placement Agent an ongoing compensation on a monthly basis equal to a percentage of the net asset value of a limited partner?s
Units as of the beginning of each month.

The applicable rate payable by each limited partner will be determined by the Class of Units each limited partner may hold. Each limited partner pays the Placement Agent the following percentage based on the aggregate amount invested in the Partnership (as adjusted) by each limited partner in accordance with the following schedule:  <table> <caption>





Class of Units

Aggregate Investment

Monthly/Annualized Rate (%)

A
Up to $249,999
     0.167%/2.0%
B
$250,000 - $499,999
     0.125%/1.5%
C
$500,000 - $4,999,999
     0.083%/1.0%
D
$5,000,000 and above
     0.063%/0.75%  </table>

Certain limited partners who are not subject to the ongoing Placement Agent fee (as described herein) are deemed to hold
       Class Z Units. The Placement Agent pays a portion of the ongoing Placement Agent fee it receives from the Partnership to the Morgan Stanley Financial Advisor or Investment Representative responsible for selling the Units to the limited partners.

Partnership Administrative Fee ? The Partnership pays MS&Co. a monthly fee to cover all administrative, operating, offering, and organizational expenses (the ?Partnership Administrative Fee?). The monthly Partnership Administrative Fee is equal to 1/12th of 0.40% (a 0.40% annual rate) of the beginning of the month net asset value of the Partnership.

Continuing Offering ? Units of the Partnership are offered in four classes, identical in all material respects except for the ongoing Placement Agent fees charged. Units within the Partnership Class were initially offered at $1,000 per Unit and thereafter are offered on a continuous basis as of the first day of each month (a ?Subscription Date?) at the net asset value per Unit for each Class as of the last day of the immediately preceding month. The minimum subscription amount in the Partnership is $50,000, subject to the discretion of Demeter to accept a lower amount. The minimum subscription amount for ERISA/IRA investors is $10,000. Additional subscriptions can be
       made in increments of $10,000 for the Partnership in
which a limited partner has already met the minimum subscription amount, subject to the discretion of Demeter to accept a lower amount.

Redemptions ? Limited partners may redeem some or all of their Units at 100% of the net asset value per Unit as of the last day of any month (a ?Redemption Date?). The Request for Redemption must be delivered to a limited partner?s local Morgan Stanley Branch Office in time for it to be forwarded to and received by Demeter, no later than 3:00 p.m. New York City time, on the last Business Day of the month in which the redemption is to be effective. Investors must maintain a minimum investment in the Partnership of $40,000 ($10,000 for ERISA/IRA investors) unless the investor is withdrawing his or her entire investment. Demeter may cause a limited partner to withdraw (in whole or in part) from the Partnership at any time and for any reason. Demeter may also, in its sole discretion, permit redemptions by limited partners in any amount at any time.

Exchanges ? Limited partners may redeem some or all of their Units at 100% of the net asset value per Unit in the Partnership on the Redemption Date and use the proceeds to purchase Units of any other Profile Series Partnership (a
       ?Partnership Exchange?) on the following Subscription
Date. Each limited partner may also redeem Units in any other partnership operated by Demeter, and use the proceeds to purchase Units in any of the Profile Series Partnerships (a ?Non-Partnership Exchange?) on the following Subscription Date (subject to certain restrictions outlined in the Limited Partnership Agreements).

Units Outstanding by Share Class ? The table below shows the
Units outstanding by share Class for the Partnership. As of December 31, 2008, there were no Class D Units outstanding in the Partnership. <table> <caption>
Share Class

A

B

C

Z

Beginning Units
January 1, 2008
	14,456.976
	3,217.119
	5,253.689
	356.140
Subscriptions
	38,071.395
	11,845.704
	25,312.471
	1,181.006
Redemptions
	  (6,178.648)
	  (2,193.360)
	  (6,493.966)
	     (97.240)





Ending Units
December 31, 2008
	46,349.723
	 12,869.463
	  24,072.194
	 1,439.906





Distributions ? Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date. Demeter does not intend to make any distributions of the Partnership?s profits.


Income Taxes ? No provision for income taxes has been made in the accompanying financial statements, as limited partners are
       individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues and expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

Management has continued to evaluate the application of Financial Accounting Standards Board (the ?FASB?) Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement No. 109? (FIN 48), to the Partnership, and has determined that FIN 48 does not have a material impact on the Partnership?s financial statements. The 2007 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Dissolution of the Partnership ? The Partnership may be terminated upon any of the circumstances first to occur
(i) receipt by Demeter of a notice setting forth an election to terminate and dissolve the Partnership by limited partners holding not less than a Majority of Units (as defined in the limited partnership agreement), with or without cause (ii) the withdrawal, insolvency, bankruptcy, dissolution, or liquidation of Demeter (iii) the occurrence of an event which shall make it unlawful for the existence of the Partnership to be continued

       or (iv) a determination by Demeter upon 60 days notice to the limited partners to terminate the Partnership.

New Accounting Developments ? In March 2008, the FASB issued Statement of Financial Accounting Standards (?SFAS?) No. 161, ?Disclosures about Derivative Instruments and Hedging Activities? (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on the Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact of the adoption of SFAS 161.

In September 2008, the FASB issued FASB Staff Position (?FSP?) Financial Accounting Standards (?FAS?) No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (?FSP FAS No. 133-1 and FIN 45-4?). FSP FAS No. 133-1
       and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The Partnership is currently evaluating the impact of adopting FSP FAS No. 133-1 and FIN 45-4.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (?FSP FAS No. 157-3?). FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides and example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. FSP FAS No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The issuance of FSP FAS No. 157-3 did not have a material impact on the Partnership?s financial statements.

  2. Trading Companies
Investment in Trading Companies ? The Partnership?s assets identified as ?Investment in Trading Companies? reflected on
       the Statements of Financial Condition represents the net asset value of the Partnership?s pro rata share of the Trading Companies. The Net Assets of the Trading Companies are equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, management fees, incentive fees, and extraordinary expenses), determined in accordance with generally accepted accounting principles.

The commodity brokers for the Trading Companies are MS&Co. and Morgan Stanley & Co. International plc (?MSIP?). MS&Co. acts as the counterparty on all trading of foreign currency forward contracts for all the Trading Companies. Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all trading of options on foreign currency forward contracts for all the Trading Companies. MS&Co. and its affiliates act as custodians of the Trading Companies? assets. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

       Each Trading Company pays a brokerage fee to MS&Co. as described below. Each Trading Company?s cash is on deposit with MS&Co. and MSIP in futures interests trading accounts to meet margin requirements as needed.
Demeter initially invested seed capital directly in all of the Trading Companies. As of March 31, 2008, Demeter has redeemed all seed capital investments in the Trading Companies. All seed capital investments by Demeter in the Trading Companies participated on the same terms as the investments made by the Partnership in the Trading Companies.
The following table summarize the Partnership?s investment in the Trading Companies as of December 31, 2008. The Trading Companies in which the Partnership invested more than 5% of its net assets are individually identified. Each Trading Company pays each Trading Advisor a monthly management fee and a quarterly incentive fee equal to 20% of the trading profits earned (See Footnote 3 for further information).
        <table> <caption>
Investment

% of Profile
HV?s Net
Assets

Fair Value

Total
Income

Management
Fees

Incentive
Fees

Administrative
Fees

Aspect I, LLC
22.9
$	25,124,380
 $  	4,284,208
     $	348,342
$1,026,641
   $	60,960
WCM I, LLC
22.3
  	 24,453,928
  2,708,507
      	341,368
     633,912
	59,739
Altis I, LLC
20.4
  22,332,782
8,328,818
        288,426
   2,032,043
	64,102
BHM I, LLC
19.1
	          20,936,983
	     88,910
373,663
  	650,367
	65,391
GMF I, LLC
  9.6
	          10,561,102
      127,542
  117,736
 	   16,163
      20,604


  $	 103,409,175
 $	 15,537,985
    $	1,469,535
 $	4,359,126
$	270,796






Total Income/(Loss) reflects the Net Realized and Net change in unrealized appreciation on investments in each Trading Company net of all fees.
The strategy for each Trading Company is disclosed in Footnote 3.
Trading Advisors to the Trading Companies.
For all Trading Companies, Contributions and Withdrawals.
2186:    are permitted on a monthly basis.   - 62 -
       Revenue Recognition ? Futures Interests are open
commitments until settlement date, at which time they are realized. The resulting net change in unrealized gains and losses is reflected in the change in unrealized appreciation
(depreciation) on investments on open contracts from one period to the next on the Statements of Operations. The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately
3:00 P.M. (E.T.) of the last business day of the reporting period. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00
P.M. (E.T.) on the last business day of the reporting period.
Monthly, MS&Co. credits each Trading Company, except Kaiser I, with interest income on 100% of its average daily funds held at MS&Co. Assets deposited with MS&Co. as margin will be credited with interest income at a rate approximately equivalent to what
MS&Co. pays or charges other customers on such assets deposited as margin. Assets not deposited as margin with MS&Co. will be
       credited with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.
For purposes of such interest payments, Net Assets do not include monies owed to each Trading Company on Futures
Interests.

The Trading Companies? functional currency is the U.S. dollar; however, the Trading Companies may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Brokerage Fees ? Each Trading Company accrues brokerage fees and transaction costs on a half-turn basis at 100% of the rates
MS&Co. charges retail commodity customers and parties that are not clearinghouse members.

Trading Company Administrative Fee ? Each Trading Company pays MS&Co. a monthly fee to cover all administrative and operating
       expenses (the ?Trading Company Administrative Fee?). The monthly Trading Company Administrative Fee is equal to 1/12th of 0.35% (a 0.35% annual rate) of the beginning of the month Net Assets of each Trading Company.

3. Trading Advisors to the Trading Companies
Demeter retains certain commodity Trading Advisors to make all trading decisions for the Trading Companies. The Trading
Advisors and their strategies for each Trading Company as of
December 31, 2008 are as follows: <table> <caption>
Trading Company

Trading Advisor

Strategy

Morgan Stanley Managed Futures
Altis I, LLC
Altis Partners (Jersey) Limited
Global Futures Program



Morgan Stanley Managed Futures
Aspect I, LLC
Aspect Capital Limited
Aspect Diversified Program



Morgan Stanley Managed Futures
BHM I, LLC
Blenheim Capital Management,
L.L.C.
Global Markets Strategy Program
(Futures/FX)



Morgan Stanley Managed Futures
GMF I, LLC
Boronia Capital Pty. Ltd.
Diversified Trading Program



Morgan Stanley Managed Futures
WCM I, LLC
Winton Capital Management
Limited
Diversified Trading Program

Compensation to the Trading Advisors by the Trading Companies consists of a management fee and an incentive fee as follows:

Management Fee ? Each Trading Company pays its Trading Advisor a monthly management fee based on a percentage of Members? Capital as described in the advisory agreement among each Trading Company, Demeter, and each Trading Advisor.
       Incentive Fee ? Each Trading Company pays each Trading
Advisor a quarterly incentive fee equal to 20% of the trading profits earned by the applicable Trading Company. Such fee is accrued on a monthly basis.

Trading profits represent the amount by which profits from Futures Interests trading exceed losses after management fees and administrative fees are deducted. When a Trading Advisor experiences losses with respect to Net Assets as of the end of a calendar quarter, the Trading Advisor must recover such losses before that Trading Advisor is eligible for an incentive fee in the future.

 4. Financial Instruments of the Trading Company
The Trading Companies trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

       The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

The contracts of the Trading Companies are accounted for on a trade-date basis and marked to market on a daily basis. The Trading Companies account for their derivative investments in accordance with the provisions of SFAS No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS
No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
(1) One or more underlying notional amounts or payment provisions;
(2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
(3) Terms require or permit net settlement.
- 67 -
Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

In September 2006, the FASB issued SFAS No. 157 (?SFAS 157?), ?Fair Value Measurements?. Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market price (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 ? inputs other than unadjusted quoted market prices that are observable for the asset or liability,
                           - 68 -
either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment?s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership?s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Partnership adopted SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Partnership?s financial statements.
The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of December 31, 2008:

-	69 ?

-	       <table> <caption>


       Assets

Quoted Prices in
Active Markets for
Identical Assets
(Level 1)

Significant Other
Observable
Inputs
(Level 2)

Significant
Unobservable
(Level 3)
Total


     $
          $
    $
   $
 Investment in Aspect I, LLC
    ?
  	  25,124,380
    ?
  25,124,380
 Investment in WCM I, LLC
?
	24,453,928
?
24,453,928
 Investment in Altis I, LLC
 ?
	22,332,782
?
	22,332,782
 Investment in BHM I, LLC
 ?
	20,936,983
?
20,936,983
 Investment in GMF I, LLC
        ?
	10,561,102
      ?
10,561,102

The Partnership?s investment in the Trading Companies represents approximately: Aspect I, LLC 24.30%; WCM I, LLC
23.65%; Altis I, LLC 21.60%; BHM I, LLC 20.25%; and GMF I, LLC
10.20% of the total investments of the Partnership, respectively.

  5. Investment Risks

The Partnership?s investments in the Trading Companies expose the Partnership to various types of risks that are associated with Futures Interests trading and markets in which the Trading Companies invest. The significant types of financial risks which the Trading Companies are exposed to are market risk, liquidity risk, and counterparty credit risk.
The rapid fluctuations in the market prices of Futures Interests in which the Trading Companies invest make an investment in the Partnership volatile. If a Trading Advisor incorrectly predicts the direction of prices in the Futures Interests in which it invests, large losses may occur.
       Illiquidity in the markets in which the Trading
Companies invest may cause less favorable trade prices. Although the Trading Advisors for each Trading Company generally will purchase and sell actively traded contracts where last trade price information and quoted prices are readily available, the prices at which a sale or purchase occur may differ from the prices expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities.

The credit risk on Futures Interests arises from the potential inability of counterparties to perform under the terms of the contracts. Each Trading Company has credit risk because the commodity brokers will act as the futures commission merchants or the counterparties with respect to most of each Trading Company?s assets. Each Trading Company?s exposure to credit risk associated with counterparty nonperformance is typically limited to the cash deposits with, or other form of collateral held by, the counterparty.

       <table>
6. Financial Highlights

    Class A

  Class B

    Class C

Class Z

PER UNIT OPERATING PERFORMANCE:









NET ASSET VALUE,




  JANUARY 1, 2008:
$	    1,069.08
$	1,071.28
$ 1,073.48
$ 1,077.90





NET OPERATING RESULTS:









   Net investment loss
	(40.09	)
           (34.34	)
	  (28.60)
      (16.84)





   Net unrealized profit
	  258.85
	   259.93
	   261.08
      263.25





   Net income
           218.76
	  225.59
           232.48
	      246.41





NET ASSET VALUE,




  DECEMBER 31, 2008:
$	    1,287.84
$	1,296.87
$ 1,305.96
$ 1,324.31





RATIOS TO AVERAGE NET ASSETS:









   Net investment loss
	            -3.39%
           -2.89%
	             -2.39%
       -1.39%





   Partnership expenses (2)
	             3.39%
	            2.89%
  	         2.39%
        1.39%





TOTAL RETURN:
           20.46%
	     21.06%
           21.66%
	      22.86%





INCEPTION-TO-DATE RETURN
	          28.78%
          29.69%
	30.60%
       32.43%





   COMPOUND ANNUALIZED RETURN
	          19.49%
          20.07%
	20.67%
       21.86%





PER UNIT OPERATING PERFORMANCE:









NET ASSET VALUE,




  AUGUST 1, 2007: (1)
$	    1,000.00
$	1,000.00
$ 1,000.00
$ 1,000.00





NET OPERATING RESULTS:









   Net investment loss
	        (14.55)
           (12.43)
	  (10.28)
      (6.01)





   Net unrealized profit
	        83.63
	        83.71
	     83.76
       83.91





   Net income
	        69.08
	        71.28
	     73.48
       77.90





NET ASSET VALUE,




  DECEMBER 31, 2007:
$	    1,069.08
$	1,071.28
$ 1,073.48
$ 1,077.90





RATIOS TO AVERAGE NET ASSETS:









   Net investment loss(3)
	            -3.38%
           -2.88%
	             -2.38%
      -1.39%





   Partnership expenses (2)(3)
	             3.38%
	         2.88%
	              2.38%
       1.39%





TOTAL RETURN:
             6.91%
	     7.13%
              7.35%
	       7.79%








       <table> <caption>
SUPPLEMENTAL INFORMATION FOR TRADING COMPANIES


 RATIOS TO AVERAGE NET ASSETS

Profile
    HV
 Interest Income
            1.10%
 Trading Company Administrative Fees
      -0.35%
 Management Fees
       -1.89%
 Incentive Fees
       -5.60%

(1) Commencement date.
(2) Does not include the expenses of the Trading Companies in which the Partnership invests.
(3) Annualized.


       <table> <caption>
Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter                                    Net
Ended         Total Trading Results   Income/(Loss)
2008
March 31         $   3,420,800      $   3,110,621
June 30              7,355,711          6,813,249
September 30       (11,122,876)       (11,799,981)
December 31         15,884,350	    15,102,802
Total            $  15,537,985	 $  13,226,691

					Net Income/(Loss) Per Unit
				 Class A	 Class B	 Class C	 Class Z
March 31			$ 108.54	$ 110.19	$ 111.86 	$  115.20
June 30			   99.92	  101.82	  103.71	   107.56
September 30		 (161.37)	 (160.64)	 (159.88)	  (158.34)
December 31		  171.67	  174.22    176.79	   181.99

Total			$_218.76	$_225.59	$_232.48	$ _246.41

Quarter                                    Net
Ended         Total Trading Results       Income
2007
March 31         $      ? 	         $     ?
June 30                 ?   	      	     ?
September 30         551,088               496,852
December 31	      952,743   		   801,297

Total            $ 1,503,831		    $ 1,298,149

				         Net Income Per Unit
				Class A	Class B	Class C	Class Z
March 31			$   ?  	$   ?		 $    ?  	 $    ?
June 30			    ?  	         ?		       ?  		   ?
September 30		  29.24	  30.08	  30.93 	  32.62
December 31		  39.84	  41.20	  42.55	  45.28

Total			$_69.08	$ 71.28	$_73.48	$ 77.90

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Item 9A(T).  CONTROLS AND PROCEDURES
 	As of the end of the period covered by this annual report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Management?s Report on Internal Control Over Financial Reporting
	This annual report does not include a report of management?s assessment regarding internal control over financial reporting or an attestation report of the Partnership?s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership?s internal control

       over financial reporting, subsequent to the date of their evaluation.

Limitations on the Effectiveness of Controls
Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B.  OTHER INFORMATION
None.

       PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 44, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is a Managing Director at Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an M.B.A in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. degree in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 53, is a Director of Demeter. Mr. Zafran is a Managing Director at Morgan Stanley and, in January 2007, was named Director of Annuity and Insurance Services. Previously, Mr. Zafran was Director of the
       Wealth Solutions Division. Mr. Zafran joined the firm in
1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Subsequently, he was named Chief Administrative Officer of Morgan Stanley?s Client Solution Division in 2002. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 43, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of the Product Group. The Product Group is comprised of a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department, Banking & Lending, Mutual Fund Department, and Retirement & Equity Solutions Group), which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm. Mr. Ketterer received his M.B.A from New York University?s Leonard N. Stern School of Business and his B.S. degree in Finance from the University at Albany?s School of Business.

       Effective May 1, 2005, Mr. Harry Handler, age 50, is a
Director of Demeter. Mr. Handler serves as an Executive Director at Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division as Equity Business Officer. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group?s Best Execution Committee and manages the Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, Futures and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

       Effective March 20, 2008, Mr. Jose Morales, age 32, is a
Director of Demeter. Mr. Morales is an Executive Director at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the New York University?s Lenard N. Stern School of Business in June 2007 and a B.S. degree in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective May 1, 2006, Mr. Michael P. McGrath, age 40, is a Director of Demeter. Mr. McGrath is a Managing Director at Morgan Stanley and currently serves as the Product Director for the Consulting Services Group of Morgan Stanley. In this
       capacity, he is responsible for all aspects of product strategy and management for the Firm?s managed account division.
 Mr. McGrath also serves on the Management Committee of the Global Wealth Management Group (?GWMG?). Previously, Mr. McGrath was Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America. Prior to that, Mr. McGrath was Director of Product Development for GWMG. Before joining Morgan Stanley in May 2004, Mr. McGrath served as a Managing Director for Nuveen Investments, overseeing the development of alternative investment products for the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peter?s College in 1990 and his M.B.A in Finance from New York University in 1996.

Effective September 22, 2006, Mr. Jacques Chappuis, age 39, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the
Global Wealth Management Group. Prior to joining Morgan Stanley in August 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received an M.B.A in Finance, with honors,
       from the Columbia University Graduate School of Business in 1998 and a B.A. degree in Finance from Tulane University in 1991.

Effective December 3, 2007, Mr. Christian Angstadt, age 47, serves as Chief Financial Officer of Demeter. He is an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Angstadt also serves as Chief Financial Officer for Morgan Stanley Trust NA, and is responsible for the governance and overall financial management of the regulated bank. Since joining Morgan Stanley in April 1990, Mr. Angstadt has held several positions within the firm?s Financial Control Group, mostly supporting the Asset Management segment (including Chief Financial Officer for Morgan Stanley Asset Management Operations and Morgan Stanley Trust FSB). Mr. Angstadt received a B.A. degree in Accounting from Montclair University.

All of the foregoing directors have indefinite terms.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

Effective December 15, 2008, Mr. Michael Durbin no longer serves as a Director of Demeter.

       Effective December 15, 2008, Mr. Richard Gueren no longer serves as a Director of Demeter.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/ourcommitment/ codeofconduct.html.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee. However, Demeter has a Disclosure
Committee that meets quarterly to review periodic filings made by the Partnership for which Demeter acts as the general partner.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the
       business affairs of the Partnership but receives no
compensation for such services.


Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners ? At December
31, 2008, there were no persons known to be beneficial owners of more than 5 percent of the outstanding Units of the Partnership.

(b)	Security Ownership of Management - At December 31, 2008, the
officers and directors of Demeter did not own any Units.

(c)  Changes in Control ? None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE

For a description of the relationships between the Demeter, Commodity Brokers, counterparties, and Trading Advisors refer to
Note 2 - "Trading Companies" of "Notes to Financial Statements", in the Financial Statements of the Partnership, which are included in Item 8 of this Form 10-K.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co. on behalf of the Partnership, pays all accounting fees.
The Partnership reimburses MS&Co. through the partnership

       administrative fee it pays, as discussed in the Notes to
Financial Statements which are included in Item 8 of this Form
10-K.

(1)	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, and in connection with statutory and regulatory filings were approximately $304,735 for the year ended December 31, 2008, and $149,028 for the year ended December 31, 2007.

(2)	Audit-Related Fees.  None.

(3)	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2008 and 2007 for professional services in connection with tax compliance, tax advice, and tax planning.
The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees.  None.

Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit
       committee with respect to the Partnership.  The Board of
Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by MS&Co. through the partnership administrative fee paid for by the Partnership are approved by Morgan Stanley?s Board Audit Committee and the Board of Directors of Demeter.

       PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES


1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm are filed in Item 8 of this
Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the year ended December 31, 2008 and the period from August 1, 2007 (commencement of operations) to December 31, 2007.

-	Statements of Financial Condition as of December 31,
2008, and December 31, 2007.

-	Statements of Operations for the year ended December
31, 2008, and for the period from August 1, 2007
(commencement of operations) to December 31, 2007.

-	Statements of Changes in Partner?s Capital for the year
ended December 31, 2008, and for the period from August
1, 2007 (commencement of operations) to December 31,
2007.

-	Statements of Cash Flows for the year ended December
31, 2008, and for the period from August 1, 2007
(commencement of operations) to December 31, 2007.

-	Notes to Financial Statements.



Additionally, Financial Statements of the Trading Companies required by Regulation S-X are filed as Exhibit 99.1, 99.2, 99.3, and 99.4 to this Form 10-K.

2.   Listing of Financial Statement Schedules
  None.

3.	Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-3.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MORGAN STANLEY MANAGED FUTURES HV, L.P.
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 31, 2009        BY:   /s/  Walter Davis
                                 Walter Davis, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY: /s/ 	Walter Davis	                    		  March 31, 2009
	  	Walter Davis, President

    /s/    Frank Zafran       	             		  March 31, 2009
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             		  March 31, 2009
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           		  March 31, 2009
	    	Harry Handler, Director

    /s/ 	Jose A. Morales     		         		  March 31, 2009
	 	Jose A. Morales, Director

    /s/	Michael P. McGrath		           	  	  March 31, 2009
	  	Michael P. McGrath, Director

    /s/  	Jacques Chappuis		                 	  March 31, 2009
	    	Jacques Chappuis, Director

    /s/  	Christian Angstadt	                 	  March 31, 2009
	    	Christian Angstadt, Chief Financial Officer

                                    EXHIBIT INDEX
ITEM

1.1!	Placement Agent Agreement dated June 1, 2007 by and
among Morgan Stanley Managed Futures L.V., L.P.,
Morgan Stanley Managed Futures MV, L.P., Morgan
Stanley Managed Futures HV, L.P., Demeter Management Corporation and Morgan Stanley & Co. Incorporated.
3.1!	Certificate of Limited Partnership of Morgan Stanley
Managed Futures HV, L.P., dated February 22, 2007.
3.2!	Limited Partnership Agreement of Morgan Stanley
Managed Futures HV, L.P., dated February 22, 2007.
10.1!	Form of Operating Agreement for the Trading
Companies.
10.2*!	Advisory Agreement among Morgan Stanley Managed
Futures Altis I, LLC, Demeter Management Corporation
and Altis Partners (Jersey) Limited, dated April 30,
2007.
10.3*!	Advisory Agreement among Morgan Stanley Managed
Futures Aspect I, LLC, Demeter Management Corpor-
ation and Aspect Capital Limited, dated April 30,
2007.
10.4*!	Advisory Agreement among Morgan Stanley Managed
Futures BHM I, LLC, Demeter Management Corporation
and Blenheim Capital Management, L.L.C., dated May
15, 2007.
10.5*!	Advisory Agreement among Morgan Stanley Managed
Futures WCM I, LLC, Demeter Management Corporation
and Winton Capital Management Limited, dated April
30, 2007.
10.6!	Form of Subscription and Exchange Agreement and
Power of Attorney.
10.7!	Foreign Exchange and Options Master Agreement by and
among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto, and Demeter Management Corporation, dated as of November 28,
2007.

10.8!	Customer Agreement among Morgan Stanley & Co.
International PLC and the Trading Companies listed
on Schedule A thereto, dated July 24, 2007.
10.9!	Customer Agreement among Morgan Stanley & Co.
International Limited, Morgan Stanley Securities
Limited, and the Trading Companies listed on
Schedule A thereto, dated as of July 26, 2007.
10.10!	Escrow Agreement by and among The Bank of New York,
Demeter Management Corporation and the entities
listed on Annex A thereto, dated July 25, 2007.
10.11!	Customer Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Trading Companies
listed on Schedule A thereto dated July 23, 2007.
10.12!	Rider to Customer Agreement between Morgan Stanley &
Co. Incorporated and the Trading Companies listed on Schedule A thereto dated March 26, 2008.
10.13!	Amendment to Foreign Exchange and Options Master
Agreement by and among Morgan Stanley & Co.
Incorporated, the Trading Companies listed on
Exhibit I thereto and Demeter Management
Corporation, dated March 26, 2008.
10.14!	Rider to Customer Agreement among Morgan Stanley &
Co. International PLC and the Trading companies
listed on Schedule A thereto dated March 26, 2008.
10.15!	Rider to Customer Agreement among Morgan Stanley &
Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on
Schedule A thereto, dated March 26, 2008.
10.16*!	Advisory Agreement among Morgan Stanley Managed
Futures GMF I, LLC, Demeter Management Corporation
and Boronia Capital Pty Ltd, dated April 1, 2008.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.
99.1	Morgan Stanley Managed Futures Altis I, LLC
Financial Statements.
99.2	Morgan Stanley Managed Futures Aspect I, LLC
Financial Statements.
99.3	Morgan Stanley Managed Futures BHM I, LLC Financial
Statements.
99.4	Morgan Stanley Managed Futures WCM I, LLC Financial
Statements.


_____________________________________
    !	Incorporated herein by reference from the Registrant?s
Form 10 filed on August 8, 2008.
    *	Confidential treatment has been granted with respect to
the omitted portions of this exhibit.