Form 10-K/A
period 2008-12-31
Morgan Stanley Managed Futures HV, L.P.
filed 2009-04-01
CIK 1428040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

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

This Form 10-K/A has been filed to include Exhibits 99.1, 99.2, 99.3 and
99.4.  No other changes have been made to the Form 10-K filed on March
31, 2009.

























































       <table> MORGAN STANLEY MANAGED FUTURES HV L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K/A
	DECEMBER 31, 2008
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

       director and officers of the General Partner are listed in
Part III ?Item 10. Directors and Executive Officers?.

(d) Financial Information about Geographic Areas.
Not applicable.

(e) Available Information. Effective with the Form 10 filed on October 2, 2008, the Partnership files an annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100
F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the Partnership?s SEC filings are available to the public from the EDGAR database on the SEC?s website at ?http://www.sec.gov?. The Partnership?s CIK number is 0001428040.

Item 1A.  RISK FACTORS
The Partnership is in the business of the speculative trading of futures, forwards, and options on such contracts. For a detailed description of the risks that may affect the business of the Partnership or the limited partnership interests offered by the
       Partnership, see those portions of the Partnership's Form
10 dated October 24, 2008, set forth in Item 1.A. entitled "Risk Factors" at pages 18-23, which is hereby incorporated by reference into this Form 10-K/A.

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

For further sector trading information, please refer to the Partnership?s Financial Statements for the year ended December 31, 2008, which are included in Item 8 of this Form 10-K/A.

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

A

B

C

Z

Beginning Units
January 1, 2008
	14,456.976
	3,217.119
	5,253.689
	356.140
Subscriptions
	38,071.395
	11,845.704
	25,312.471
	1,181.006
Redemptions
	  (6,178.648	)
	  (2,193.360	)
	  (6,493.966	)
	     (97.240	)





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

       Each Trading Company pays a brokerage fee to MS&Co. as described below. Each Trading Company?s cash is on deposit with MS&Co. and MSIP in futures interests trading accounts to meet margin requirements as needed.
Demeter initially invested seed capital directly in all of the Trading Companies. As of March 31, 2008, Demeter has redeemed all seed capital investments in the Trading Companies. All seed capital investments by Demeter in the Trading Companies participated on the same terms as the investments made by the Partnership in the Trading Companies.
The following table summarize the Partnership?s investment in the Trading Companies as of December 31, 2008. The Trading Companies in which the Partnership invested more than 5% of its net assets are individually identified. Each Trading Company pays each Trading Advisor a monthly management fee and a quarterly incentive fee equal to 20% of the trading profits earned (See Footnote 3 for further information). <table>
Investment

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







Total Income/(Loss) reflects the Net Realized and Net change in unrealized appreciation on investments in each Trading Company net of all fees.
The strategy for each Trading Company is disclosed in Footnote 3. Trading Advisors to the Trading
Companies.
For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis.
</table>                 - 62 -
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
      DIRECTOR INDEPENDENCE

For a description of the relationships between the Demeter, Commodity Brokers, counterparties, and Trading Advisors refer to
Note 2 - "Trading Companies" of "Notes to Financial Statements", in the Financial Statements of the Partnership, which are included in Item 8 of this Form 10-K/A.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co. on behalf of the Partnership, pays all accounting fees.
The Partnership reimburses MS&Co. through the partnership

       administrative fee it pays, as discussed in the Notes to
Financial Statements which are included in Item 8 of this Form
10-K/A.

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


1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm are filed in Item 8 of this
Form 10-K/A:
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



Additionally, Financial Statements of the Trading Companies required by Regulation S-X are filed as Exhibit 99.1, 99.2, 99.3, and 99.4 to this Form 10-K/A.

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
					General Partner

April 1, 2009         BY:   /s/  Walter Davis
                                 Walter Davis, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY: /s/ 	Walter Davis	                    		  April 1, 2009
	  	Walter Davis, President

    /s/    Frank Zafran       	             		  April 1, 2009
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             		  April 1, 2009
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           		  April 1, 2009
	    	Harry Handler, Director

    /s/ 	Jose A. Morales     		         		  April 1, 2009
	 	Jose A. Morales, Director

    /s/	Michael P. McGrath		           	  	  April 1, 2009
	  	Michael P. McGrath, Director

    /s/  	Jacques Chappuis		                 	  April 1, 2009
	    	Jacques Chappuis, Director

    /s/  	Christian Angstadt	                 	  April 1, 2009
	    	Christian Angstadt, Chief Financial Officer

                                    EXHIBIT INDEX
ITEM

1.1!	Placement Agent Agreement dated June 1, 2007 by and
among Morgan Stanley Managed Futures L.V., L.P.,
Morgan Stanley Managed Futures MV, L.P., Morgan
Stanley Managed Futures HV, L.P., Demeter Management Corporation and Morgan Stanley & Co. Incorporated.
3.1!	Certificate of Limited Partnership of Morgan Stanley
Managed Futures HV, L.P., dated February 22, 2007.
3.2!	Limited Partnership Agreement of Morgan Stanley
Managed Futures HV, L.P., dated February 22, 2007.
10.1!	Form of Operating Agreement for the Trading
Companies.
10.2*!	Advisory Agreement among Morgan Stanley Managed
Futures Altis I, LLC, Demeter Management Corporation
and Altis Partners (Jersey) Limited, dated April 30,
2007.
10.3*!	Advisory Agreement among Morgan Stanley Managed
Futures Aspect I, LLC, Demeter Management Corpor-
ation and Aspect Capital Limited, dated April 30,
2007.
10.4*!	Advisory Agreement among Morgan Stanley Managed
Futures BHM I, LLC, Demeter Management Corporation
and Blenheim Capital Management, L.L.C., dated May
15, 2007.
10.5*!	Advisory Agreement among Morgan Stanley Managed
Futures WCM I, LLC, Demeter Management Corporation
and Winton Capital Management Limited, dated April
30, 2007.
10.6!	Form of Subscription and Exchange Agreement and
Power of Attorney.
10.7!	Foreign Exchange and Options Master Agreement by and
among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto, and Demeter Management Corporation, dated as of November 28,
2007.

10.8!	Customer Agreement among Morgan Stanley & Co.
International PLC and the Trading Companies listed
on Schedule A thereto, dated July 24, 2007.
10.9!	Customer Agreement among Morgan Stanley & Co.
International Limited, Morgan Stanley Securities
Limited, and the Trading Companies listed on
Schedule A thereto, dated as of July 26, 2007.
10.10!	Escrow Agreement by and among The Bank of New York,
Demeter Management Corporation and the entities
listed on Annex A thereto, dated July 25, 2007.
10.11!	Customer Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Trading Companies
listed on Schedule A thereto dated July 23, 2007.
10.12!	Rider to Customer Agreement between Morgan Stanley &
Co. Incorporated and the Trading Companies listed on Schedule A thereto dated March 26, 2008.
10.13!	Amendment to Foreign Exchange and Options Master
Agreement by and among Morgan Stanley & Co.
Incorporated, the Trading Companies listed on
Exhibit I thereto and Demeter Management
Corporation, dated March 26, 2008.
10.14!	Rider to Customer Agreement among Morgan Stanley &
Co. International PLC and the Trading companies
listed on Schedule A thereto dated March 26, 2008.
10.15!	Rider to Customer Agreement among Morgan Stanley &
Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on
Schedule A thereto, dated March 26, 2008.
10.16*!	Advisory Agreement among Morgan Stanley Managed
Futures GMF I, LLC, Demeter Management Corporation
and Boronia Capital Pty Ltd, dated April 1, 2008.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.
99.1	Morgan Stanley Managed Futures Altis I, LLC
Financial Statements.
99.2	Morgan Stanley Managed Futures Aspect I, LLC
Financial Statements.
99.3	Morgan Stanley Managed Futures BHM I, LLC Financial
Statements.
99.4	Morgan Stanley Managed Futures WCM I, LLC Financial
Statements.


_____________________________________
    !	Incorporated herein by reference from the Registrant?s
Form 10 filed on August 8, 2008.
    *	Confidential treatment has been granted with respect to
the omitted portions of this exhibit.

3543: