Form 10-Q
period 2009-03-31
Morgan Stanley Managed Futures HV, L.P.
filed 2009-05-15
CIK 1428040

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            	No

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

		Statements of Financial Condition as of March 31, 2009
 		and December 31, 2008 (Unaudited)	2

		Statements of Operations for the Quarters
		Ended March 31, 2009 and 2008 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
Quarters Ended March 31, 2009 and 2008 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2009 and 2008 (Unuadited)	5

		Notes to Financial Statements (Unaudited)	6-20

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	21-28

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	28-44

Item 4T.	Controls and Procedures	44-45


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Securities and
        	Use of Proceeds	46

Item 6.	Exhibits	46-47



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)


	March 31,	      December 31,
                   	      2009   	         2008
	 $ 	      $

ASSETS

Investments in Affiliated Trading Companies:
	Investment in BHM I, LLC	27,446,581	20,936,983
	Investment in WCM I, LLC	25,716,082	24,453,928
	Investment in Aspect I, LLC	25,550,034	      25,124,380
	Investment in Altis I, LLC	   21,737,776	22,332,782
	Investment in GMF I, LLC	     13,631,812	    10,561,102

	     Total Investments in Affiliated Trading Companies
            (cost $103,432,933 and $90,549,578, respectively)	   114,082,285	   103,409,175
        Receivable for securities sold	             ?          	     13,558,064

	Total Assets	   114,082,285	   116,967,239

LIABILITIES

Redemptions payable	      3,582,665	           7,241,922

	Total Liabilities	                    3,582,665                         7,241,922

PARTNERS? CAPITAL

	Class A (46,808.897 and 46,349.723 Units, respectively)	58,672,992 	59,691,122
	Class B (12,966,113 and 12,869.463  Units, respectively)	16,387,056	16,690,009
	Class C (23,189.538 and 24,072.194 Units, respectively)	29,550,457	31,437,299
	Class D (3,072.942 Units)	3,931,700	                               ?
	Class Z (1,510.969 and 1,439.906 Units, respectively)	       1,957,415	       1,906,887

        Total Partners? Capital	   110,499,620 	    109,725,317

        Total Liabilities and Partners? Capital	   114,082,285	    116,967,239

NET ASSET VALUE PER UNIT

	Class A	1,253.46	1,287.84
	Class B	1,263.84	1,296.87
	Class C	1,274.30	1,305.96
	Class D	1,279.46	         n/a
	Class Z	1,295.47	1,324.31




The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)
  	   	    For the Quarters Ended March 31,

                                                                         		        2009    	       2008
                                                                               	                      $		     $
EXPENSES
	Placement agent fees		        453,370			     167,190
	General partner fees		        283,152			     102,135
	Administrative fees	                                                                  113,261			       40,854

		Total Expenses	                                                               849,783			       310,179

NET INVESTMENT LOSS	                                                         (849,783)	     (310,179)

UNREALIZED APPRECIATION
 ON INVESTMENTS
	Trading profit (loss):
	    Realized		98,542	?
	    Net change in unrealized appreciation
  		on investments	      	    (2,210,245)	     3,420,800

   	       Total Trading Results		    (2,111,703)	   3,420,800

NET INCOME (LOSS) 	                         (2,961,486)	     3,110,621

NET INCOME (LOSS) ALLOCATION:

	Class A                                      		(1,659,500)	    1,848,802
	Class B                                      		(446,373)	       498,173
	Class C                                      		(748,982)	       736,094
	Class D		(63,125)		?
	Class Z                                      		(43,506)	         27,552

NET INCOME (LOSS) PER UNIT:

	Class A                                      	                                                (34.54)	         108.54
	Class B                                      	                                                (33.09)	         110.19
	Class C                                      	                                                (31.45)		         111.86
	Class D	                                                                                      (20.54)	             ?
	Class Z                                                                                      (29.98)		         115.20

			                                                                                       Units     	                      Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING
	Class A                                      	                                         48,049.897	  20,320.969
	Class B                                      	                13,490.348		    6,096.395
	Class C                                      		23,817.614	    8,584.378
	Class D		3,072.942		            n/a
	Class Z                                      		1,451.399	       610.164

The accompanying notes are an integral part of these financial statements. </table>

       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2009
and 2008 (Unaudited)

                          Class A         Class B	       Class C	Class D             Class Z             Total
                                 $                   $	                     $	                     $                      $
Partners? Capital,
  December 31, 2007             15,455,619	3,446,431 	      5,639,752             ? 	   	383,883 	   24,925,685

Subscriptions                         12,452,581      	5,460,492	       6,906,286             ?		726,313 	   25,545,672

Net Income                              1,848,802	         498,173	          736,094              ?		27,552 	     3,110,621

Redemptions       (1,001,398)      (286,105)      (123,627)          ?     	           ?          	    (1,411,130)

Partners? Capital,
   March 31, 2008                  28,755,604	      9,118,991	      13,158,505	           ?    	 1,137,748 	    52,170,848


Partners? Capital,
   December 31, 2008           59,691,122	    16,690,009	       31,437,299             ?		1,906,887 	  109,725,317

Subscriptions                          6,777,492      	2,243,432	         6,935,833      3,994,825	 550,000 	    20,501,582

Net Loss                                (1,659,500)       (446,373)	         (748,982)        (63,125)	(43,506) 	    (2,961,486)

Redemptions                         (6,136,122)    (2,100,012)    (8,073,693)           ?      	    (455,966)   	  (16,765,793)

Partners? Capital,
   March 31, 2009                 58,672,992	     16,387,056	      29,550,457	      3,931,700   	 1,957,415 	  110,499,620

                  Class A         Class B        Class C       Class D             Class Z             Total
                   Units             Units               Units             Units                 Units	               Units
Beginning Units,
  December 31, 2007             14,456.976      3,217.119       5,253.689            ? 	             356.140 	   23,283.924

Subscriptions    10,787.876      4,743.383       5,947.361            ?              597.462 	   22,076.082

Redemptions     (826.331)       (242.160)      (100.000)          ?                 ?      (1,168.491)

Ending Units,
   March 31, 2008                  24,418.521       7,718.342    11,101.050	            ?              953.602 	   44,191.515

Beginning Units,
  December 31, 2008             46,349.723    12,869.463    24,072.194             ? 	           1,439.906 	   84,731.286

Subscriptions                           5,284.031      1,740.204      5,347.831       3,072.942        418.114 	   15,863.122

Redemptions                          (4,824.857)   (1,643.554)   (6,230.487)          ?             (347.051)     (13,045.949)

Ending Units,
   March 31, 2009                  46,808.897     12,966.113   23,189.538	       3,072.942      1,510.969 	    87,548.459

The accompanying notes are an integral part of these financial statements. </table>

       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	               For the Quarters Ended March 31,

                    2009                           2008
	          $	           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)  		(2,961,486) 		     3,110,621

Adjustments to reconcile net income (loss):
	Purchase of Investments in Affiliated Trading Companies          	(13,244,320)	      (24,120,478)
	Proceeds from sale of Investments in Affiliated
        Trading Companies     	                                                                   459,507	                       ?
	Realized	                                                                                              (98,542)		             ?
 	Net change in unrealized appreciation (depreciation)
         on Investments                                     2,210,245                 (3,420,800)

Decrease in operating assets:
	Receivable for securities sold	                                                       13,558,064	                   ?

Net cash used for operating activities	                                                     (76,532)              (24,430,657)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units                                                	20,501,582    	            25,545,672
Cash paid for redemptions of Units                                             	   (20,425,050)	              (1,115,015)

Net cash provided by financing activities	                                                76,532     	            24,430,657

Net change in cash                                                   ?         	                  ?
Cash at beginning of period	            ?                              ?
Cash at end of period	                                     ?       	                       ?


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Transfer of partners? capital from Class A into Class B	   $          365,011









The accompanying notes are an integral part of these financial statements. </table>
       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Managed Futures HV, L.P. ("Profile HV" or the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2008, Annual Report on Form 10-K/A.

1.  Organization
Morgan Stanley Managed Futures HV, L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, "Futures Interests") through its investments in affiliated trading companies (each a ?Trading Company?, or collectively the ?Trading Companies?). The Partnership is one of the Partnerships in the Morgan Stanley



       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Managed Futures Profile Series, comprised of the Partnership,
Morgan Stanley Managed Futures LV, L.P., and Morgan Stanley
Managed Futures MV, L.P. (collectively, the "Profile Series").

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement. The primary commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated ("MS&Co."). Morgan Stanley & Co. International plc ("MSIP") acts as each Trading Company?s commodity broker to the extent it trades on the London Metal Exchange (collectively, MS&Co. and MSIP, are referred to as the "Commodity Brokers"). Each Trading Company?s over-the-counter foreign exchange spot, options, and forward contract counterparties is MS&Co. or Morgan Stanley Capital Group Inc. ("MSCG") to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.



       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The financial statements of the Partnership have been prepared using the "Fund of Funds" approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation on investments on the Statements of Operations. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a "Trading Advisor" or collectively, the "Trading Advisors") for the Partnership at March 31, 2009, are as follows:

Trading Company						Trading Advisor
Morgan Stanley Managed Futures Altis I, LLC	Altis Partners (Jersey) Limited
Morgan Stanley Managed Futures Aspect I, LLC	Aspect Capital Limited
Morgan Stanley Managed Futures BHM I, LLC	Blenheim Capital Management, L.L.C.
Morgan Stanley Managed Futures GMF I, LLC 	Boronia Capital Pty. Ltd. (?Boronia?)
Morgan Stanley Managed Futures WCM I, LLC	Winton Capital Management Limited


The general partner of the Partnership and the trading manager of each Trading Company is Demeter Management Corporation
("Demeter"). Demeter may reallocate the Partnership?s assets to the different Trading Companies at its sole discretion.

Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.




       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Units of limited partnership interest ("Units") of the Partnership are being offered to limited partners in four share classes. Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a "Class" and collectively the "Classes"). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Demeter received Class Z Units with respect to its investment in the Partnership.

Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement. In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Demeter?s sole discretion. Class Z Units are not subject to paying the placement agent fee.

2.  Related Party Transactions of the Trading Companies
The Trading Companies cash is on deposit with MS&Co. and MSIP in futures interest trading accounts to meet margin requirements as needed. MS&Co. pays each Trading Company at each month end interest income on 100% of its average daily funds held at MS&Co.


       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Assets deposited with MS&Co. as margin are credited with interest income at a rate approximately equivalent to what MS&Co. pays or charges other customers on such assets deposited as margin.
Assets not deposited as margin with MS&Co. are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of such interest payments, Net Assets do not include monies owed to the Trading Company on Futures Interests.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal an state tax returns.

Financial Accounting Standards Board ("the FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

recognition and measurement of a tax position taken or expected to be taken. The adoption of FIN 48 does not have a material impact on the Partnership's financial statements. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.


4.  Financial Instruments of the Trading Companies
The Trading Companies? trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

The Trading Companies contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Trading Companies account for their derivative investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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




       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk. Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on the Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 161 did not have a material impact on the Partnership?s financial statements.

5.  Fair Value Measurements
Management has continued to evaluate the application of Statement of Financial Accounting Standards (?SFAS?) No. 157 ("SFAS No. 157"), "Fair Value Measurements" to the Partnership, and has determined that SFAS No. 157 does not have a material impact on the financial statements. Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

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

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of
March 31, 2009: <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
   Unobservable
     Inputs
   (Level 3)




           Total

 $
 $
             $

                         $

Investment in BHM I, LLC
        ?
27,446,581
       n/a

27,446,581
Investment in WCM I, LLC
         ?
25,716,082
       n/a

25,716,082
Investment in Aspect I, LLC
         ?
25,550,034
      n/a

25,550,034
Investment in Altis I, LLC
         ?
21,737,776
       n/a

21,737,776
Investment in GMF I, LLC
         ?
13,631,812
       n/a

13,631,812

The Partnership?s assets identified as "Investment in Trading Companies" reflected on the Statements of Financial Condition represents the net asset value of the Partnership?s pro rata share of each Trading Company. The Net Assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the market value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with accounting principles generally accepted in the United States of America ("GAAP").

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s investment in the Trading Companies represents approximately: BHM I, LLC 24.06%; WCM I, LLC 22.54%; Aspect I,
LLC 22.40%; Altis I, LLC 19.05%; and GMF I, LLC 11.95% of the total investments of the Partnership, respectively.

Summarized information for the Partnership?s investment in the Trading Companies as of March 31, 2009 is as follows:

Investment

 % of Profile
           HV?s Partners?
Capital

Fair Value

Total
Income/
(Loss)

Management
Fees

Incentive
Fees

  Administrative
Fees



$
$
    $
    $
$
BHM I, LLC
24.8
  27,446,581
 1,302,933
      129,430
   ?
22,650
WCM I, LLC
23.3
  25,716,082
   (427,565)
        127,501
    (179)
22,313
Aspect I, LLC
23.1
  25,550,034
   (593,614)
        127,893
    (149)
22,381
Altis I, LLC
19.7
  21,737,776
(1,501,022)
          68,553
 ?
19,195
GMF I, LLC
12.3
 13,631,812
   (892,435)
          70,378
      (89)
12,316

Total Income/(Loss) reflects the Net Realized and Net change in unrealized appreciation/(depreciation) on investments in each Trading Company net of all fees.

For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis.

     6.  New Accounting Developments
In April 2009, the FASB issued FASB Staff Position (?FSP?) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP FAS No. 157-4?). FSP FAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 157-4.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP FAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 107-1 and APB No. 28-1.

7. Subsequent Event

On January 13, 2009, Morgan Stanley and Citigroup announced that they had agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Markets Inc. into a new joint venture (the ?Transaction?). The joint venture will own Morgan Stanley Smith Barney LLC, a newly formed investment advisor and broker dealer that will be registered with the U.S. Securities and Exchange Commission and as a non-clearing futures commission merchant with the Commodities Futures Trading Commission. Upon the closing of the Transaction, subsidiaries of Morgan Stanley collectively will have a 51 percent ownership interest in the joint venture and Citigroup Inc. (?Citi?) will have 49 percent ownership interest in the joint venture. The Transaction is expected to close by the end of the third quarter of 2009.

As part of the Transaction, the Board of Directors of Demeter resolved that Demeter should be converted from a Delaware corporation to a Delaware limited liability company (the
?Conversion?). The Conversion became effective on April 30, 2009 and Demeter?s name changed to Demeter Management LLC.

In addition, in the near future Morgan Stanley, the sole member of Demeter, intends to contribute all of the membership interests in Demeter (along with other Morgan Stanley subsidiaries being contributed to the joint venture as part of the Transaction) to Morgan Stanley Commercial Financial Services, Inc. It is anticipated that on or about the time of the consummation of the

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Transaction, Morgan Stanley Commercial Financial Services, Inc. will contribute to Morgan Stanley JV Holdings LLC all of its in-scope assets and liabilities (including all of the membership interests of Demeter) (collectively, the ?Contribution?). Upon the completion of both the Conversion and the Contribution, Demeter will be a Delaware limited liability company that is a wholly owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn will be owned 51 percent by Morgan Stanley and 49 percent by Citi.


At all times Demeter shall remain the General Partner of the Partnership and at no time will it cease to exist. In addition, neither the Conversion nor the Contribution will materially impact the daily trading activities of the Partnership?s respective commodity Trading Advisors. The Board of Directors of Demeter believes that the Conversion and the Contribution shall not have a material impact on the Partnership?s Limited Partners.








       Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


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

The Trading Companies investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Trading Companies from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investments
       in Futures Interests in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2009, and 2008, and a general discussion of its trading activated during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 20 of this report are
       prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Trading Companies? trade are accounted for on a trade-date basis and market to market on a daily basis. The difference between their original contract value and fair value is recorded on the Statements of Operations as ?Net change in unrealized gain (loss) for open contracts, and recorded as ?Realized? trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Trading Company?s trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2009
The Partnership recorded total trading results of $(2,111,703) and expenses totaling $849,783, resulting in a net loss of $2,961,486 for the quarter ended March 31, 2009. The
Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			  NAV at 3/31/09
A						$1,253.46
B						$1,263.84
C						$1,274.30
D						$1,279.46
Z						$1,295.47


The most significant trading losses of approximately 1.2% were recorded within the currency sector primarily during March from short positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals during March following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. Meanwhile, additional losses were recoded, primarily during February and March, from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Within the agricultural markets, losses of approximately 0.5% were incurred primarily primarily during March from short futures positions in the soybean complex as prices rose on speculation that government bailouts might help revive the world economy and boost demand for these commodities. Elsewhere, long positions in cotton futures resulted in losses during February as prices fell sharply on signs that the slumping global economy might reduce demand. A portion of the Partnership?s losses for the quarter was offset by gains of
       approximately 0.1% achieved in the metals sector primarily during March from long positions in zinc, copper, palladium, and platinum futures as prices moved higher on speculation that economic stimulus plans in the U.S. and China would help boost demand for both base and precious metals. Within the energy sector, gains of approximately 0.1% were experienced throughout the quarter from short futures positions in natural gas as prices moved lower amid speculation that the ongoing global economic recession might continue to erode energy demand.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results of $3,420,800 and expenses totaling $310,179, resulting in a net income of
$3,110,621 for the quarter ended March 31, 2008.  The
Partnership?s net asset value per Unit by share Class is provided in the table below.
Share Class			  NAV at 3/31/08
A						$1,177.62
B						$1,181.47
C						$1,185.34
Z						$1,193.10



The most significant trading gains of approximately 7.3% were experienced within the agricultural sector from long futures positions in the soybean complex and corn as prices increased during January and February following news that global production may drop, while rising energy prices may boost demand for alternative biofuels. Elsewhere, gains were experienced from
       long positions in cocoa futures as prices moved higher during January and February after shipments from the Ivory Coast, the world?s largest producer, were delayed by a labor strike. During February, long positions in cotton futures resulted in gains as prices increased on speculation future production may fall. Finally, long positions in sugar futures resulted in further gains primarily during February as prices rose on speculation that future demand may strengthen amid worries regarding future supply. Additional gains of approximately 3.3% were achieved in the global interest rate sector, primarily during January, from long positions in U.S. fixed-income futures as prices moved higher amid a sharp decline in global equity markets, concerns of a possible economic recession in the United States and speculation that global interest rates will move lower. Within the metals sector, gains of approximately 1.2% were recorded during January and February from long positions in aluminum, copper, and lead futures as prices moved higher on reports of falling inventories amid rising demand from China and India. Elsewhere, long positions in gold futures resulted in gains as prices moved higher during January and February amid continued uncertainty in the direction of the U.S. dollar and further "safe haven" buying because of weakness in global equity markets. Further gains of approximately 1.2% were experienced in the currency markets throughout the quarter from long positions in the Swiss franc and euro versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to disappointing economic data in the U.S. and fears of a possible
       U.S. recession, which fueled speculation of continued
interest rate cuts by the U.S. Federal Reserve. Meanwhile, gains were achieved from short positions in the South African rand relative to the U.S. dollar as the value of the South African rand moved lower against most of its major rivals during February and March amid pessimism about the long-term status of the South African economy. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 0.8% incurred in the energy sector primarily during February and March from short futures positions in crude oil and its related products as prices moved higher amid increasing global supply concerns and a weakening U.S. dollar. Smaller losses of approximately 0.1% were recorded in the global equity index sector, primarily during January, from long positions in European equity index futures as prices moved lower on concerns that mounting losses linked to U.S. sub-prime mortgage investments may continue to erode corporate earnings and curb global economic growth for the foreseeable future.


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
All of the Partnership?s assets are subject to the risk of trading loss through its investments in the Trading Companies, each of which invests substantially all of its assets in the trading program of an unaffiliated Trading Advisor. The market-sensitive instruments held by the Trading Companies are acquired for speculative trading purposes, and substantially all of the respective Trading Companies? assets are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Trading Companies? main line of business.

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk. Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The total market risk of the respective Trading Companies may increase or decrease as it is influenced by a wide variety of
       factors, including, but not limited to, the
diversification among the Trading Companies? open positions, the volatility present within the markets, and the liquidity of the markets.

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

The Trading Companies? risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. VaR for a particular market sector is estimated by Demeter using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical daily changes
       in the value of a Trading Company?s portfolio are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Trading Companies? VaR corresponds to the reliability of the expectations that the Trading Company?s trading losses in one day will not exceed the maximum loss indicated by the VaR. The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Demeter uses approximately four years of daily market data and re-values its portfolio for each of the historical market moves that occurred over this period. This enables Demeter to generate a distribution of daily "simulated profit and loss" outcomes.

The Trading Companies? VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the models used by Morgan Stanley and Demeter, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as
       described above may not be comparable to similarly-titled measures used by other entities.
The Trading Companies? Value at Risk in Different Market Sectors As of March 31, 2009 and 2008, Morgan Stanley Managed Futures Altis I, LLC?s total capitalization prior to March 31, 2009 and 2008 redemptions was $21,737,776 and $13,124,891, respectively. The Partnership owned 100% and 100%, respectively, of Morgan Stanley Managed Futures Altis I, LLC.

Morgan Stanley Managed Futures Altis I, LLC
					      March 31, 2009     March 31, 2008
Primary Market Risk Category         VaR                VaR
Currency						 (0.35)%			(0.52)%
Interest Rate					 (0.89)			(0.65)
Equity						 (0.13)			(0.32)
Commodity						 (0.69)			(1.04)
Aggregate Value at Risk			 (1.27)%			(1.48)%

As of March 31, 2009 and 2008, Morgan Stanley Managed Futures
Aspect I, LLC?s total capitalization prior to March 31, 2009 and
2008 redemptions was $31,803,096 and $16,481,795.  The
Partnership owned 80% and 79%, respectively, of Morgan Stanley
Managed Futures Aspect I, LLC.  <table> <caption>
Morgan Stanley Managed Futures Aspect I, LLC
					       March 31, 2009    March 31, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.31)%			(0.39)%
Interest Rate					(0.54)			(0.59)
Equity						(0.22)			(0.31)
Commodity						(0.45)			(0.75)
Aggregate Value at Risk			(1.00)%			(1.19)%

       As of March 31, 2009 and 2008, Morgan Stanley Managed
Futures BHM I, LLC?s total capitalization prior to March 31, 2009 and 2008 redemptions was $132,766,453 and $125,526,917, respectively. The Partnership owned 21% and 10%, respectively, of Morgan Stanley Managed Futures BHM I, LLC.



Morgan Stanley Managed Futures BHM I, LLC
					      March 31, 2009     March 31, 2008
Primary Market Risk Category         VaR                VaR
Currency						 (0.06)%			(0.07)%
Interest Rate					 (0.47)			(0.44)
Commodity						 (2.87)			(1.70)
Aggregate Value at Risk			 (2.97)%			(1.71)%

As of March 31, 2009, Morgan Stanley Managed Futures GMF I, LLC?s total capitalization prior to March 31, 2009 redemptions was 33,804,680. The Partnership owned 40% of Morgan Stanley Managed
Futures GMF I, LLC.



Morgan Stanley Managed Futures GMF I, LLC
					         March 31, 2009
Primary Market Risk Category          VaR
Currency						  (0.19)%
Interest Rate					  (1.01)
Equity						  (0.10)
Commodity						  (0.62)
Aggregate Value at Risk			  (1.31)%

As of March 31, 2009 and 2008, Morgan Stanley Managed Futures WCM I, LLC?s total capitalization prior to March 31, 2009 and 2008 redemptions was $32,010,209 and $16,572,936, respectively. The
       Partnership owned 80% and 79%, respectively, of Morgan
Stanley Managed Futures WCM I, LLC.

Morgan Stanley Managed Futures WCM I, LLC
					      March 31, 2009     March 31, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.37)%			(0.50)%
Interest Rate					(0.48)			(0.35)
Equity						(0.09)			(0.11)
Commodity						(0.20)			(0.90)
Aggregate Value at Risk			(0.75)%			(1.31)%

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

Because the business of the Trading Companies is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Trading Companies? high, low, and average VaR,
       as a percentage of total Net Assets for the four quarter-
end periods from April 1, 2008 through March 31, 2009.
<table> <caption> Morgan Stanley Managed Futures Altis I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.97)%	(0.33)%	(0.51)%
Interest Rate					(1.14)	(0.33)	(0.76)
Equity						(0.97)	(0.13)	(0.46)
Commodity						(3.37)	(0.69)	(1.81)
Aggregate Value at Risk			(3.50)%	(1.27)%	(2.20)%

Morgan Stanley Managed Futures Aspect I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.64)%	(0.13)%	(0.31)%
Interest Rate					(0.77)	(0.54)	(0.65)
Equity						(0.57)	(0.04)	(0.26)
Commodity						(1.41)	(0.45)	(0.74)
Aggregate Value at Risk			(1.69)%	(0.96)%	(1.15)%


Morgan Stanley Managed Futures BHM I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.29)%	(0.06)%	(0.14)%
Interest Rate					(0.47)	(0.24)	(0.40)
Commodity						(2.87)	(1.44)	(2.00)
Aggregate Value at Risk			(2.97)%	(1.43)%	(2.00)%


Morgan Stanley Managed Futures GMF I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.65)%	(0.19)%	(0.35)%
Interest Rate					(1.20)	(0.14)	(0.69)
Equity						(0.66)	(0.10)	(0.37)
Commodity						(1.51)	(0.44)	(0.76)
Aggregate Value at Risk			(1.99)%	(0.77)%	(1.32)%

       <table>

Morgan Stanley Managed Futures WCM I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.37)%	(0.15)%	(0.26)%
Interest Rate					(0.48)	(0.19)	(0.36)
Equity						(0.47)	(0.05)	(0.23)
Commodity						(0.82)	(0.16)	(0.36)
Aggregate Value at Risk			(0.95)%	(0.57)%	(0.71)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership and the Trading Companies, give no indication of the Partnership?s potential "risk of ruin".
The VaR tables provided present the results of the Partnership?s VaR for each of the Trading Companies? market risk exposures and on an aggregate basis at March 31, 2009, and 2008. VaR is not necessarily representative of the Trading Companies? historic risk, nor should it be used to predict the Partnership or the Trading Companies? future financial performance or its ability to manage or monitor risk. There can be no assurance that the Trading Companies? actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

       The Trading Companies also maintain a substantial portion of their available assets in cash at MS&Co.; as of March 31,
2009, such amount was equal to:
*	approximately 86% of Morgan Stanley Managed Futures Altis I,
LLC?s Net Assets.
*	approximately 96% of Morgan Stanley Managed Futures Aspect
I, LLC?s Net Assets.
*	approximately 60% of Morgan Stanley Managed Futures BHM I,
LLC?s Net Assets.
*	approximately 95% of Morgan Stanley Managed Futures GMF I,
LLC?s Net Assets.
*	approximately 96% of Morgan Stanley Managed Futures WCM I,
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

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2009, by market sector. The Partnership is exposed to trading risk through its investments in the Trading
       Companies.  It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The third largest market exposure of the Partnership at March 31, 2009, was to the global interest rate sector. This exposure was primarily spread across the European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At March 31, 2009, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to
       exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At March 31, 2009, the Partnership?s major exposures were to the British pound, Australian dollar, Swiss franc, euro, Japanese yen, New Zealand dollar, Canadian dollar, Swedish krona, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At March 31, 2009, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2009, the Partnership?s primary exposures were to the FTSE 100 (United Kingdom), Canadian S&P 60 (Canada), S&P 500 (U.S.), HANG SENG (Hong Kong), Euro Stox 50 (Europe), TOPIX (Japan), SPI 200 (Australia), NASDAQ 100 (U.S.), NIKKEI 225 (Japan), TAIWAN (Taiwan), DAX (Germany), AEX (The Netherlands), ALL SHARE (South Africa), CAC 40 (France), S&P MIDCAP 400 (U.S.), Dow Jones 30 (U.S.), S&P/MIB (Italy), and H-Shares (Hong Kong)
       stock indices.  The Partnership is primarily exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at March 31, 2009, was to the markets that comprise these sectors. Most of the exposure was to cocoa, sugar, coffee, wheat, cotton, corn, soybeans, lean hogs, live cattle, soybean meal, soybean oil, lumber, rapeseed, fluid milk, feeder cattle, orange juice, rubber, and rough rice markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

	Metals.	 The second largest market exposure of the
Partnership at March 31, 2009, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, zinc, nickel, aluminum, tin, and lead. The Partnership also had exposure to precious metals, such as gold, palladium, platinum, and silver. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors utilize trading
       system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Energy. At March 31, 2009, the Partnership had market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2009, were in euros, British pounds, Japanese yen, Australian dollars, Hong Kong dollars, Canadian dollars, Swiss francs, Czech koruny, South African rands, Swedish kronor, New Zealand dollars, Hungarian forint, Norwegian kroner, and Singapore dollars. The Partnership
       controls the non-trading risk of foreign currency
balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


Item 4T.	CONTROLS AND PROCEDURES


As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control Over Financial Reporting
	There have been no changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect, the Partnership?s internal control over financial reporting, subsequent to the date of their evaluation.





       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008.


Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS


Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through March 31, 2009, was $133,157,088.
The Partnership received $932,000 in consideration from the sale of Units to Demeter.

Item 6.  EXHIBITS
31.1	Certificate of Limited Partnership of Morgan Stanley
Managed Futures HV, L.P., dated February 22, 2007,
incorporated by reference from the Registrant?s Form 10
filed on August 8, 2008.
31.2	Limited Partnership Agreement of Morgan Stanley Managed
Futures HV, L.P., dated February 22, 2007, incorporated
by reference from the Registrant?s Form 10 filed on
August 8, 2008.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.
99.1	March 31, 2009 Morgan Stanley Managed Futures Aspect I,
LLC Interim Financial Statements filed herewith.

99.2	March 31, 2009 Morgan Stanley Managed Futures BHM I, LLC
Interim Financial Statements filed herewith.


99.2	March 31, 2009 Morgan Stanley Managed Futures WCM I, LLC
Interim Financial Statements filed herewith.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Morgan Stanley Managed Futures HV, L.P.
                      (Registrant)

                      By:   Demeter Management LLC
                            (General Partner)

May 15, 2009          By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





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




                      Morgan Stanley Managed Futures HV, L.P.
                      (Registrant)

                      By:  Demeter Management LLC
                           (General Partner)

May 15, 2009          By:
                           Christian Angstadt
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.












1815:

1817:
1818: