Form 10-Q
period 2009-06-30
Morgan Stanley Managed Futures HV, L.P.
filed 2009-08-14
CIK 1428040

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number: 000-53115

	MORGAN STANLEY MANAGED FUTURES HV, L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      20-8528957
(State or other jurisdiction of		      	  (I.R.S. Employer
incorporation or organization)			       Identification No.)

Demeter Management LLC
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
		Statements of Financial Condition as of June 30, 2009
 		and December 31, 2008	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2009 and 2008	3

		Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2009 and 2008	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2009 and 2008	5

		Notes to Financial Statements	6-20

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	21-35

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	35-51

Item 4T.	Controls and Procedures	51-52


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Securities and
        	Use of Proceeds	53

Item 6.	Exhibits	53-54


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)


	  June 30,	      December 31,
                                         	      2009   	         2008
	 $ 	      $

ASSETS
Investments in Affiliated Trading Companies:
	Investment in BHM I, LLC	31,225,987	20,936,983
	Investment in Altis I, LLC	 29,189,509	22,332,782
	Investment in Aspect I, LLC	29,189,509	      25,124,380
	Investment in WCM I, LLC	29,189,509	24,453,928
	Investment in GMF I, LLC	    16,970,645	    10,561,102

	     Total Investments in Affiliated Trading Companies
            (cost $128,938,139 and $90,549,578, respectively)	    135,765,159   	   103,409,175
   Subscriptions receivable                                        15,628,846   	                      ?
	Receivable from Affiliated Trading Companies                 ?	          	       13,558,064

	Total Assets	    151,394,005	    116,967,239

LIABILITIES

Payable to Affiliated Trading Companies	13,600,497		?
Redemptions payable	       1,690,593	           7,241,922

	Total Liabilities	                       15,291,090                        7,241,922

PARTNERS? CAPITAL

	Class A (60,384.474 and 46,349.723 Units, respectively)	72,893,376 	59,691,122
	Class B (15,221.555 and 12,869.463 Units, respectively)	18,550,388	16,690,009
	Class C (31,131.754 and 24,072.194 Units, respectively)	38,302,593	31,437,299
	Class D (3,072.942 Units)	3,798,459	                               ?
	Class Z (2,040.043 and 1,439.906 Units, respectively)	      2,558,099	       1,906,887

        Total Partners? Capital	   136,102,915 	    109,725,317

        Total Liabilities and Partners? Capital	   151,394,005	    116,967,239

NET ASSET VALUE PER UNIT

	Class A	1,207.16	1,287.84
	Class B	1,218.69	1,296.87
	Class C	1,230.34	1,305.96
	Class D	1,236.10	         n/a
	Class Z	1,253.94	1,324.31




The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

                                                  For the Three Months	                        For the Six Months
  	                                     Ended June 30,                               Ended June 30,

                                                     2009   	          2008   	        2009   	     2008
                                                             $	                 $	             $	     $
EXPENSES
	Placement agent fees	481,207	287,435	934,577                454,625
	General partner fees	     302,249	        182,162	       585,401 		        284,297
	Administrative fees	    120,899	          72,865	       234,160		       113,719
	   Total Expenses 	                                                 904,355	        542,462 	             1,754,138		       852,641

NET INVESTMENT LOSS 	    (904,355)	       (542,462)	   (1,754,138)		      (852,641)

REALIZED/UNREALIZED CHANGE IN
 APPRECIATION (DEPRECIATION) ON
 INVESTMENTS
Trading profit (loss):
	Realized	220,316	69,220 	 318,858                 69, 220
	Net change in unrealized appreciation
	 (depreciation) on investments	    (3,822,332)	      7,286,491	   (6,032,577)		  10,707,291

		   Total Trading Results	    (3,602,016)	      7,355,711	   (5,713,719)		   10,776,511

NET INCOME (LOSS)                                          (4,506,371)	           6,813,249	   (7,467,857)		     9,923,870

NET INCOME (LOSS) ALLOCATION:

	Class A	(2,511,815)	3,626,227	(4,171,315)		5,475,029
    	Class B	(642,518)	1,034,215 	(1,088,891)		1,532,388
	Class C	(1,151,786)	2,025,183	(1,900,768)		2,761,277
	Class D	(133,241)	?     	(196,366)		?
    	Class Z	(67,011)	127,624 	(110,517)		155,176
NET INCOME (LOSS) PER UNIT:

	Class A                         (45.81)            99.92	      (81.06)                208.46
    	Class B                     (45.23)                101.82                (78.62)                212.01
	Class C                   (43.40)                103.71                   (75.47)                215.57
	Class D                 (43.36)	?     	                  (63.90)		?
	Class Z                (36.55)                107.56  	                 (67.24)	  222.76
			                   Units                Units	Units	    	        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING

	Class A                        54,835.428            32,225.283 	   51,461.407          26,312.501
    	Class B                     14,204.432              9,344.746           13,849.363	            7,720.570
	Class C                     26,538.253            18,915.935           25,185.449	          13,750.156
	Class D                   3,072.942                    ? 		             3,072.942		?
	Class Z                    1,833.582	             1,135.515             1,643.546               872.839

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2009
and 2008 (Unaudited)

                        Class A         Class B	       Class C	Class D             Class Z	             Total
                            $                   $	                     $	                     $                      $
<s>                                                <c >	<c>                            <c>	<c>	<c>	<c>
Partners? Capital,
  December 31, 2007             15,455,619	3,446,431 	      5,639,752             ? 	   	383,883 	   24,925,685

Subscriptions                         26,019,747      	8,330,086	     17,248,200              ?		1,006,313 	   52,604,346

Net Income                              5,475,029	       1,532,388       2,761,277             ?		155,176 	     9,923,870

Redemptions                          (1,249,532)      (450,656)    (1,038,610)          ?     	           ?        	    (2,738,798)

Partners? Capital,
   June 30, 2008                     45,700,863     12,858,249     24,610,619	           ?    	 1,545,372 	    84,715,103


Partners? Capital,
   December 31, 2008            59,691,122	    16,690,009	      31,437,299             ?		1,906,887 	  109,725,317

Subscriptions                         27,220,039      6,865,931      20,976,536     3,994,825	1,436,397	   60,493,728

Net Loss                                 (4,171,315)    (1,088,891)	     (1,900,768)	     (196,366)	(110,517) 	    (7,467,857)

Redemptions                          (9,846,470)    (3,916,661)  (12,210,474)          ?     	     (674,668) 	   (26,648,273)

Partners? Capital,
   June 30, 2009                     72,893,376     18,550,388    38,302,593	      3,798,459    	 2,558,099 	  136,102,915


                 Class A         Class B	        Class C	Class D             Class Z	             Total
                 Units             Units               Units             Units                 Units	               Units
Beginning Units,
  December 31, 2007             14,456.976      3,217.119       5,253.689            ? 	             356.140 	   23,283.924

Subscriptions                         22,338.005      7,173.065     14,648.123            ?              832.007 	   44,991.200

Redemptions                          (1,022.473)      (370.386)      (809.812)          ?                 ?         	    (2,202.671)

Ending Units,
   June 30, 2008                    35,772.508     10,019.798     19,092.000            ?          1,188.147 	   66,072.453

Beginning Units,
  December 31, 2008             46,349.723    12,869.463     24,072.194             ? 	           1,439.906 	   84,731.286

Subscriptions                         21,871.591      5,456.653     16,554.977      3,072.942       1,115.188 	   48,071.351

Redemptions                          (7,836.840)   (3,104.561)    (9,495.417)          ?             (515.051)     (20,951.869)

Ending Units,
   June 30, 2009                    60,384.474     15,221.555     31,131.754     3,072.942       2,040.043 	  111,850.768

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	               For the Six Months Ended June 30,

                               2009                           2008
	          $	           $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)  	 	 (7,467,857)	         9,923,870

Adjustments to reconcile net income (loss):
	Purchases of Investments in Affiliated Trading Companies	         (39,483,281)		  (50,710,032)
	Proceeds from sale of Investments in Affiliated Trading
       Companies         	                                                                            1,413,578	      401,551
	Realized	                                                                                             (318,858)	(69,220)
	Net change in unrealized (appreciation) depreciation on
         investments                                                                          6,032,577             (10,707,291)

Decrease in operating assets:
	Receivable from Affiliated Trading Companies                             13,558,064   		               ?

Increase in operating liabilities:
	Payable to Affiliated Trading Companies                                      13,600,497	 	                  ?

Net cash used for operating activities	                                              (12,665,280)             (51,161,122)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units                                    44,864,882   	            52,604,346
Cash paid for redemptions of Units                                    (32,199,602)	              (1,443,224)
Net cash provided by financing activities	                     12,665,280  	            51,161,122

Net change in cash	                      ?           	                  ?
Cash at beginning of period	                  ?       	                  ?
Cash at end of period	                          ?                              ?









The accompanying notes are an integral part of these financial statements. </table>
       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

1.  Organization
Morgan Stanley Managed Futures HV, L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, "Futures Interests") through its investments in affiliated trading companies (each a ?Trading Company?, or collectively the ?Trading Companies?). Profile HV is one of the partnerships in the Morgan Stanley



       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Managed Futures Profile Series, comprised of the Profile HV,
Morgan Stanley Managed Futures LV, L.P., and Morgan Stanley
Managed Futures MV, L.P. (collectively, the "Profile Series").

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



       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The financial statements of the Partnership have been prepared using the "Fund of Funds" approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation on investments on the Statements of Operations. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a "Trading Advisor" or collectively, the "Trading Advisors") for the Partnership at June 30, 2009, are as follows:

Trading Company						Trading Advisor
Morgan Stanley Managed Futures Altis I, LLC
  (?Altis I, LLC?)							Altis Partners (Jersey) Limited
Morgan Stanley Managed Futures Aspect I, LLC
  (?Aspect I, LLC?)						Aspect Capital Limited
Morgan Stanley Managed Futures BHM I, LLC
  (?BHM I, LLC?)							Blenheim Capital Management, L.L.C.
Morgan Stanley Managed Futures GMF I, LLC
  (?GMF I, LLC?)							Boronia Capital Pty. Ltd (?Boronia?)
Morgan Stanley Managed Futures WCM I, LLC
  (?WCM I, LLC?)							Winton Capital Management Limited


The general partner of the Partnership and the trading manager of each Trading Company is Demeter Management LLC ("Demeter"). On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC. Demeter may reallocate the Partnership?s assets to the different Trading Companies at its sole discretion.

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (?MSSB?), which in turn is majority owned by Morgan Stanley and minority owed by Citigroup Inc. (?Citigroup?). MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Prior to June 1, 2009, Demeter was wholly-owned by Morgan Stanley.

Demeter does not believe that the change in ownership of Demeter had a material impact on the Partnership?s limited partners. At all times Demeter served as the general partner of the Partnership and it continues to do so. The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture. The transaction closed on June 1, 2009.

Units of limited partnership interest ("Units") of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended. Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a "Class" and collectively the "Classes"). Certain limited partners who are not subject to the ongoing

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

placement agent fee are deemed to hold Class Z Units. Demeter received Class Z Units with respect to its investment in the Partnership.

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

2.  Related Party Transactions
The cash held by each Trading Company is on deposit with MS&Co. and MSIP in futures interest trading accounts to meet margin requirements as needed. MS&Co. pays each Trading Company at each month end interest income on 100% of its average daily funds held at MS&Co. Assets deposited with MS&Co. as margin are credited with interest income at a rate approximately equivalent to what MS&Co. pays or charges other customers on such assets deposited as margin. Assets not deposited as margin with MS&Co. are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of such

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

interest payments, Net Assets do not include monies owed to the Trading Company on Futures Interests.

The Partnership pays monthly administrative fees and general partner fees to Demeter. The Partnership pays placement agent fees to MSSB equal to a percentage of beginning net assets adjusted for additional subscriptions and redemptions.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal an state tax returns.

Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. Generally the 2007 through 2008 tax years remain

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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



The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk. Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates and

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

5.  Fair Value Measurements
As defined by SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements", fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment?s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership?s assessment of the


       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of June 30, 2009 and December 31, 2008:

June 30, 2009



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
   Unobservable
     Inputs
   (Level 3)




           Total

 $
 $
             $

                         $

Investment in BHM I, LLC
        ?
 31,225,987
       n/a

 31,225,987
Investment in Altis I, LLC
         ?
 29,189,509
       n/a

 29,189,509
Investment in Aspect I, LLC
         ?
 29,189,509
      n/a

 29,189,509
Investment in WCM I, LLC
         ?
 29,189,509
       n/a

 29,189,509
Investment in GMF I, LLC
         ?
 16,970,645
       n/a

 16,970,645

December 31, 2008



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
   Unobservable
     Inputs
   (Level 3)




        Total

$
   $
   $

 $
Investment in Aspect I, LLC
    ?
 25,124,380
   n/a

 25,124,380
Investment in WCM I, LLC
    ?
 24,453,928
   n/a

 24,453,928
Investment in Altis I, LLC
    ?
 22,332,782
          n/a

 22,332,782
Investment in BHM I, LLC
    ?
 20,936,983
   n/a

 20,936,983
Investment in GMF I LLC
    ?
 10,561,102
   n/a

 10,561,102

The Partnership?s assets identified as "Investments in Affiliated
Trading Companies" reflected on the Statements of Financial

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership?s investment in the Trading Companies represents approximately: BHM I, LLC 23.00%; Altis I, LLC 21.50%; Aspect I,
LLC 21.50%; WCM I, LLC 21.50%; and GMF I, LLC 12.50% of the total investments of the Partnership, respectively.

Summarized information for the Partnership?s investment in the Trading Companies for the six months ended June 30, 2009 is as follows:



       <table> MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Investment

 % of Profile
           HV?s Partners?
Capital

Fair Value

Total
Income/
(Loss)

Management
Fees

Incentive
Fees

  Administrative
Fees



$
$
    $
    $
$
BHM I, LLC
22.9
31,225,987
3,407,422
 280,090
 159,018
49,016
Altis I, LLC
21.4
29,189,509
(2,132,068)
 140,701
      ?
39,396
Aspect I, LLC
21.4
29,189,509
(4,066,793)
 259,776
       149
45,461
WCM I, LLC
21.4
29,189,509
(2,261,397)
 259,842
       179
45,472
GMF I, LLC
12.5
16,970,645
  (660,883)
 143,049
         89
25,034

Total Income/(Loss) reflects the Net Realized and Net change in unrealized appreciation/(depreciation) on investments in each Trading Company and interest income net of all fees.

For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis.

6.  Recent Accounting Pronouncements
(a) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and
    Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position (?FSP?) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP SFAS No. 157-4?). FSP SFAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP SFAS No. 157-4 is effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Partnership?s financial statements.

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(b) Interim Disclosures about Fair Value of Financial Instruments In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP SFAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP SFAS No. 107-1 and APB No. 28-1 are effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on the Partnership?s financial statements.


(c)  Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (?SFAS No. 165?). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available

       MORGAN STANLEY MANAGED FUTURES HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

to be issued.  SFAS No. 165 is effective for the quarter ended
June 30, 2009. Management has performed its evaluation of subsequent events through August 13, 2009, the date these financial statements were issued.

(d)  Accounting Standards Codification

On June 29, 2009, the FASB issued Statement No. 168, ?FASB Accounting Standards Codification? and the Hierarchy of GAAP ? a replacement of FASB Statement No. 162. The FASB has stated that ?the FASB Accounting Standards Codification? (?Codification?) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification?s content will carry the same level of authority, effectively superseding Statement No. 162. In other words, the GAAP hierarchy will be modified to include only two levels of
GAAP: authoritative and nonauthoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.







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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in Futures Interests in subsequent
       periods.  It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results of $(3,602,016) and expenses totaling $904,355, resulting in a net loss of $4,506,371 for the three months ended June 30, 2009. The
Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			  NAV at 6/30/09		NAV at 3/31/09
A						$1,207.16			   $1,253.46
B						$1,218.69			   $1,263.84
C						$1,230.34			   $1,274.30
D						$1,236.10			   $1,279.46
Z						$1,253.94			   $1,295.47

The most significant trading losses of approximately 1.0% were recorded within the currency sector primarily during April from short positions in the British pound, euro, Canadian dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a ?safe haven? currency. Additional losses were recorded during June from long positions in the British pound, euro, Canadian dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates. Losses of approximately 0.8% were incurred within the energy sector primarily during May from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand. Within the global interest rate sector, losses of approximately 0.8% were experienced primarily during June from long positions in short-term European and U.S. interest rate futures earlier in the month as prices declined amid rising investor confidence. Short positions in Japanese fixed-income
       futures also resulted in losses as prices moved higher after the Bank of Japan said they remain cautious about the Japanese economy. Further losses of approximately 0.4% were recorded in the global stock index sector primarily during April from short futures positions in U.S. and European equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil. Additional losses were recorded from long positions in Pacific Rim equity index futures as prices declined during June on speculation that the recent rally in global equity markets may have outpaced the prospects for corporate earnings growth. Within the agricultural complex, losses of approximately 0.1% were incurred, primarily during April and June, from long positions in cocoa futures as prices fell on concerns that demand might decline more than previously expected. Further losses were incurred during June from long positions in corn futures as prices declined amid forecasts for warm, wet weather in the U.S. Midwest, which boosted prospects for crop development. Smaller losses of approximately 0.1% were experienced within the metals sector during June from short futures positions in aluminum as prices moved higher on investor optimism that the global recession may be easing. Elsewhere in the metals complex, long positions in gold and silver futures resulted in losses as prices reversed lower in April and June due to a sharp rise in the value of the U.S. dollar.

The Partnership recorded total trading results of $(5,713,719) and expenses totaling $1,754,138, resulting in a net loss of $7,467,857 for the six months ended June 30, 2009. The
Partnership?s net asset value per Unit by share Class is provided in the table below.


Share Class			  NAV at 6/30/09		NAV at 12/31/08
A						$1,207.16			   $1,287.84
B						$1,218.69	   		   $1,296.87
C						$1,230.34	   		   $1,305.96
D						$1,236.10				  n/a
Z						$1,253.94	   		   $1,324.31


The most significant trading losses of approximately 2.1% were recorded in the currency sector, primarily during March and April, from short positions in the British pound, Swiss franc, euro, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. Meanwhile, additional losses were recorded, primarily during February and March, from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency. Further losses were recorded during June from long positions in the British pound, euro, Canadian dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher
       against these currencies amid speculation that the U.S.
Federal Reserve might raise interest rates. Within the global interest rate sector, losses of approximately 0.8% were incurred during February from short positions in U.S. fixed-income futures as prices moved higher on speculation that the U.S. bank-rescue plan may not be sufficient to restore confidence in the financial system. Additional losses were experienced during June from long positions in European and U.S. fixed-income futures earlier in the month as prices declined amid rising investor confidence. Short positions in Japanese fixed-income futures also resulted in further losses during June as prices moved higher after the Bank of Japan said they remain cautious about the Japanese economy. Losses of approximately 0.7% were incurred in the energy sector, primarily during March and May, from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand. Within the agricultural complex, losses of approximately 0.6% were experienced primarily during April and June, from long positions in cocoa futures as prices fell on concerns that demand might decline more than previously expected. Further losses were incurred during June from long positions in corn futures as prices declined amid forecasts for warm, wet weather in the U.S. Midwest, which boosted prospects for crop development. During March, short futures positions in coffee resulted in losses as prices rose on speculation that government bailouts might help revive the world economy and boost demand for the commodity. During June, coffee futures prices fell amid
       expectations of higher global output due to favorable weather conditions in the world?s major growing regions, thus resulting in losses from long positions. Smaller losses of approximately 0.4% were recorded within the global stock index sector, primarily during March and April, from short positions in U.S., European, and Pacific Rim equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil. Additional losses were recorded from long positions in Pacific Rim equity index futures as prices declined during June on speculation that the recent rally in Pacific Rim equity markets may have outpaced the prospects for corporate earnings growth. A portion of the Partnership?s losses for the first six months of the year was offset by gains of approximately 0.1% achieved in the metals complex, primarily during March, April, May, and June, from long futures positions in copper and zinc as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals. Elsewhere in the metals complex, long positions in palladium and platinum futures resulted in gains during March, April, and May as prices climbed higher on speculation that the slumping U.S. dollar might spur inflation, boosting the appeal of precious metals as a hedge.

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results of $7,355,711 and expenses totaling $542,462, resulting in net income of $6,813,249
       for the three months ended June 30, 2008.  The
Partnership?s net asset value per Unit by share Class is provided in the table below.


Share Class			NAV at 6/30/08		NAV at 3/31/08
A					   $1,277.54		   $1,177.62
B					   $1,283.29		   $1,181.47
C					   $1,289.05		   $1,185.34
Z					   $1,300.66		   $1,193.10


The most significant trading gains of approximately 7.1% were experienced in the energy markets throughout the quarter from long futures positions in crude oil and its related products as prices moved sharply higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Meanwhile, long positions in natural gas futures resulted in gains as prices increased throughout the quarter amid declining production in Western Canada, falling U.S. inventories, and forecasts for an active hurricane season in the Atlantic. Furthermore, futures prices of crude oil and its related products, as well as natural gas, were pressured higher due to continued weakness in the value of the U.S. dollar, which spurred demand for physical commodities as an alternative investment. Within the agricultural sector, gains of approximately 4.1% were recorded, primarily during June, from long futures positions in the soybean complex and corn as prices increased due to supply concerns after severe floods in the U.S. Midwest damaged crops. Elsewhere, long positions in cocoa futures resulted in gains as prices rose amid speculation
       that crops in the Ivory Coast, the world?s largest
producer, are developing more slowly than anticipated.
Additional gains of approximately 1.4% were experienced in the global stock index sector, primarily during June, from short positions in European and U.S. equity index futures as prices moved sharply lower on concerns that surging commodity prices and additional subprime related writedowns may erode corporate earnings and continue to slow global economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. Smaller gains of approximately 0.1% were achieved in the metals sector, primarily during May, from short positions in nickel and lead futures as prices fell sharply amid rising inventories, signaling slower demand for base metals. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.0% within the global interest rate sector, primarily during April, from long positions in U.S. and Japanese fixed-income futures as prices declined amid speculation that the U.S. Federal Reserve and Bank of Japan may not reduce borrowing costs as much as previously expected during 2008 due to accelerating global inflation. Smaller losses of approximately 0.5% were recorded within the currency sector, primarily during April, from long positions in the Swiss franc, Japanese yen, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies after the U.S. Institute for Supply Management?s manufacturing index unexpectedly moved higher and a U.S. economic report showed private sector jobs unexpectedly increased in March. Meanwhile, short positions in the British pound versus the Japanese yen, Swiss franc, U.S. dollar, and Australian dollar incurred losses during April as the value of the British pound increased amid speculation that the Bank of England may slow the pace of interest rate cuts amid concerns of accelerating global inflation.


The Partnership recorded total trading results of $10,776,511 and expenses totaling $852,641, resulting in net income of $9,923,870 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			NAV at 6/30/08		NAV at 12/31/07
A					   $1,277.54		   $1,069.08
B					   $1,283.29		   $1,071.28
C					   $1,289.05		   $1,073.48
Z					   $1,300.66		   $1,077.90


The most significant trading gains of approximately 11.7% were experienced within the agricultural markets throughout a majority of the first half of the year from long futures positions in the soybean complex and corn as prices increased following news that global production may drop, rising energy prices may boost demand for alternative biofuels, and severe floods in the U.S. Midwest damaged crops. Meanwhile, long futures positions in cocoa resulted in gains as prices rose in June amid speculation that
       crops in the Ivory Coast, the world?s largest producer, are developing more slowly than anticipated. Elsewhere, gains were experienced, primarily during January and February, from long positions in wheat futures as prices increased due to diminishing stockpiles and consistently rising global demand, as well as from long positions in sugar futures as prices increased amid speculation that future demand may strengthen. Additionally, sugar futures prices moved higher during June on speculation that record oil prices may spur demand for ethanol, resulting in further gains from long positions. Within the energy markets, gains of approximately 6.2% were recorded throughout a majority of the first six months of the year, from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC may cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Elsewhere, long positions in natural gas futures also experienced gains during the first and second quarters as prices rose in February and March on expectations of a rise in demand due to colder weather in the U.S. Northeast and news of a drop in U.S. inventories. During the second quarter, prices were pressured higher amid declining production in Western Canada, a continued decline in U.S. inventories, and forecasts for an active hurricane season in the Atlantic. In addition, futures prices of crude oil, its related products, and natural gas increased due to persistent decline in the value of the U.S. dollar. Within the global interest rate
       sector, gains of approximately 2.3% were experienced
primarily during May and June from short positions in European fixed-income futures as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Within the global stock index sector, gains of approximately 1.4% were experienced primarily during February, March, and June, from short positions in European, U.S., and Pacific Rim equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, rising commodity prices, and a weakening job market may restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains of approximately 1.3% were recorded within the metals sector, primarily during February, from long positions in lead and tin futures as prices moved higher on reports of falling inventories amid rising demand from China and India. During May, additional gains were experienced from newly established short futures positions in nickel and lead as prices fell sharply amid rising inventories, signaling slower demand for base metals. Lastly, gains were achieved, primarily during January, February, and June, from long futures positions in platinum and gold as prices rose due to a sharp drop in the value of the U.S. dollar. Smaller gains of approximately 0.7% were experienced within the currency sector, primarily during February, March, May, and June, from long positions in the euro, Mexican peso, Swiss franc, and Czech koruna as the value of the U.S. dollar moved lower against most of its rivals amid the aforementioned weak economic data out of
       the U.S., which fueled persistent concerns of a possible economic recession in the U.S. Elsewhere, long positions in the Australian dollar versus the Canadian dollar achieved gains, primarily during April and June, as the value of the Australian dollar moved higher with rising commodity prices. Finally, long positions in the Czech koruna versus the euro recorded gains, primarily during January, February, and June, as the value of the Czech koruna moved higher following reports of rising inflation, which increased speculation the Czech National Bank may not cut interest rates in the near term.


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

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk. Market risk is
       dependent upon changes in the level or volatility of
interest rates, exchange rates and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The total market risk of the respective Trading Companies may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Trading Companies? open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Trading Companies is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of margin
       causes the face value of the market sector instruments held by the Trading Companies typically to be many times the total capitalization of the Trading Companies.

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


Quantifying the Trading Companies? Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies? market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for
       purposes of the safe harbor, except for statements of historical fact.

The Trading Companies account for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Trading Companies? open positions is directly reflected in the Trading Companies? earnings and cash flow.

The Trading Companies? risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. VaR for a particular market sector is estimated by Demeter using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical daily changes in the value of a Trading Company?s portfolio are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Trading Companies? VaR corresponds to the reliability of the expectations that the Trading Company?s trading losses in one day will not exceed the maximum loss indicated by the VaR. The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Demeter uses approximately four years of daily market data and
       re-values its portfolio for each of the historical market moves that occurred over this period. This enables Demeter to generate a distribution of daily "simulated profit and loss" outcomes.

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

The Trading Companies? Value at Risk in Different Market Sectors As of June 30, 2009 and 2008, Altis I, LLC?s total capitalization prior to June 30, 2009 and 2008 redemptions was $29,189,509 and $21,107,289, respectively. The Partnership owned 100% and 100%, respectively, of Altis I, LLC.

Altis I, LLC
					      June 30, 2009       June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.94)%			(0.97)%
Interest Rate					(0.53)			(0.68)
Equity						(0.31)			(0.97)
Commodity						(1.16)			(3.37)
Aggregate Value at Risk			(1.90)%			(3.50)%

As of June 30, 2009 and 2008, Aspect I, LLC?s total capitalization prior to June 30, 2009 and 2008 redemptions was $37,841,056 and $23,083,741, respectively. The Partnership owned
77% and 81%, respectively, of Aspect I, LLC.



Aspect I, LLC
					       June 30, 2009     June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.41)%			(0.64)%
Interest Rate					(1.27)			(0.65)
Equity						(0.18)			(0.57)
Commodity						(0.73)			(1.41)
Aggregate Value at Risk			(1.57)%			(1.69)%

As of June 30, 2009 and 2008, BHM I, LLC?s total capitalization prior to June 30, 2009 and 2008 redemptions was $138,006,319 and
$143,249,914, respectively.  The Partnership owned 23% and 16%, respectively, of BHM I, LLC.
BHM I, LLC
					      June 30, 2009      June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.02)%			(0.08)%
Interest Rate					(0.24)			(0.45)
Commodity						(2.76)			(2.08)
Aggregate Value at Risk	 		(2.85)%			(2.10)%
       As of June 30, 2009 and 2008, GMF I, LLC?s total
capitalization prior to June 30, 2009 and 2008 redemptions was
$35,486,719 and $41,870,129, respectively.  The Partnership owned
48% and 19%, respectively, of GMF I, LLC.


GMF I, LLC
					      June 30, 2009      June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.08)%			(0.65)%
Interest Rate					(0.59)			(0.43)
Equity						(0.48)			(0.66)
Commodity				 		(1.05)			(1.51)
Aggregate Value at Risk			(1.35)%			(1.99)%


As of June 30, 2009 and 2008, WCM I, LLC?s total capitalization prior to June 30, 2009 and 2008 redemptions was $37,841,056 and $22,372,863, respectively. The Partnership owned 77% and 81%, respectively, of WCM I, LLC.

WCM I, LLC
					      June 30, 2009       June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.87)%			(0.36)%
Interest Rate					(0.37)			(0.19)
Equity						(0.46)			(0.47)
Commodity						(0.21)			(0.82)
Aggregate Value at Risk			(0.66)%			(0.95)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the respective Trading Companies? open positions across all the market categories, and is less than the sum of the
       VaRs for all such market categories due to the
diversification benefit across asset Classes.

Because the business of the Trading Companies is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Trading Companies? high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end periods from July 1, 2008 through June 30, 2009.

Altis I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.97)%	(0.35)%	(0.66)%
Interest Rate					(1.14)	(0.53)	(0.81)
Equity						(0.97)	(0.13)	(0.42)
Commodity						(3.37)	(0.69)	(1.67)
Aggregate Value at Risk			(3.50)%	(1.27)%	(2.13)%



Aspect I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.64)%	(0.13)%	(0.37)%
Interest Rate					(1.27)	(0.54)	(0.81)
Equity						(0.57)	(0.04)	(0.25)
Commodity						(1.41)	(0.45)	(0.77)
Aggregate Value at Risk			(1.69)%	(0.96)%	(1.30)%

BHM I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.11)%	(0.02)%	(0.07)%
Interest Rate					(0.47)	(0.24)	(0.40)
Commodity						(2.87)	(1.44)	(2.29)
Aggregate Value at Risk			(2.97)%	(1.49)%	(2.35)%




GMF I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.65)%	(0.08)%	(0.29)%
Interest Rate					(1.20)	(0.43)	(0.81)
Equity						(0.66)	(0.10)	(0.43)
Commodity						(1.51)	(0.44)	(0.90)
Aggregate Value at Risk			(1.99)%	(1.18)%	(1.46)%




WCM I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.87)%	(0.18)%	(0.45)%
Interest Rate					(0.48)	(0.19)	(0.36)
Equity						(0.47)	(0.05)	(0.27)
Commodity						(0.82)	(0.20)	(0.37)
Aggregate Value at Risk			(0.95)%	(0.57)%	(0.73)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Trading Companies? market risk exposures and on an aggregate basis at June 30, 2009 and 2008. VaR is not necessarily representative of the Trading Companies? historic risk, nor should it be used to predict the Partnership or the Trading Companies? future financial performance or its ability to
       manage or monitor risk. There can be no assurance that the
Trading Companies? actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MS&Co.; as of June 30, 2009, such amount was equal to:
*	approximately 71% of Altis I, LLC?s Net Assets.
*	approximately 76% of Aspect I, LLC?s Net Assets.
*	approximately 96% of BHM I, LLC?s Net Assets.
*	approximately 92% of GMF I, LLC?s Net Assets.
*	approximately 86% of WCM I, LLC?s Net Assets.

A decline in short-term interest rates would result in a decline in the Trading Companies? cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage,
       optionality, and multiplier features of the Trading
Companies? market-sensitive instruments, in relation to the Trading Companies? Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

The Trading Advisors, in general, tend to utilize their trading system(s) to take positions when market opportunities develop,
       and Demeter anticipates that the Trading Advisors will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. At June 30, 2009, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across the European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary
       interest rate exposures of the Partnership for the
foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At June 30, 2009, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At June 30, 2009, the Partnership?s major exposures were to the British pound, Australian dollar, Japanese yen, euro, New Zealand dollar, Canadian dollar, Swiss franc, Swedish krona, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2009, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2009, the Partnership?s primary exposures were to the S&P 500 (U.S.), FTSE 100 (United Kingdom), NIKKEI 225 (Japan), Euro Stox 50 (Europe), TOPIX (Japan), NASDAQ 100 (U.S.), CAC 40 (France), DAX (Germany), IBEX 35 (Spain), HANG SENG (Hong
Kong), H-Shares (Hong Kong), TAIWAN (Taiwan), Dow Jones 30 (U.S.), OMX 30 (Sweden), SPI 200 (Australia), ALL SHARE (South Africa), AEX (The Netherlands), and GS COMMODITY (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2009, was to the markets that comprise these sectors. Most of the exposure was to sugar, cocoa, corn, soybeans, wheat, soybean meal, coffee, lean hogs, live cattle, soybean oil, cotton, feeder cattle, orange juice, lumber, and fluid milk markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

	Metals.	 The second largest market exposure of the
Partnership at June 30, 2009, was to the metals sector.  The
       Partnership?s metals exposure was to fluctuations in
the price of base metals, such as copper, aluminum, zinc, nickel, lead, and tin. The Partnership also had exposure to precious metals, such as gold, palladium, silver, and platinum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.

	Energy. The third largest market exposure of the Partnership at June 30, 2009, was to the energy sector. The
Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2009:


       Foreign Currency Balances.  The Partnership?s primary foreign currency balances at June 30, 2009, were in euros, British pounds, Japanese yen, Australian dollars, Hong Kong dollars, Swiss francs, Canadian dollars, Czech koruny, South African rands, Swedish kronor, Hungarian forint, New Zealand dollars, Singapore dollars, and Norwegian kroner. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

       Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008 and the Partnership?s Report on Form 10Q for the quarter ended March 31, 2009.


Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS


Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through June 30, 2009, was $173,159,244.
The Partnership received $1,287,000 in consideration from the sale of Units to Demeter.

Item 6.  EXHIBITS
3.1!	Certificate of Limited Partnership of Morgan Stanley
Managed Futures HV, L.P., dated February 22, 2007.
3.2!!	Second Amended and Restated Limited Partnership Agreement
of Morgan Stanley Managed Futures HV, L.P., dated June 1,
2009.
31.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	June 30, 2009 Morgan Stanley Managed Futures Altis I, LLC
Interim Financial Statements filed herewith.

99.2	June 30, 2009 Morgan Stanley Managed Futures Aspect I,
LLC Interim Financial Statements filed herewith.

99.3	June 30, 2009 Morgan Stanley Managed Futures BHM I, LLC
Interim Financial Statements filed herewith.

99.4	June 30, 2009 Morgan Stanley Managed Futures WCM I, LLC
Interim Financial Statements filed herewith.




_______________________________________

!		Incorporated by reference from the Registrant?s Form 10 filed on August 8, 2008.

!!		Incorporated by reference from the Registrant?s Form 8K filed on June 4, 2009.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Morgan Stanley Managed Futures HV, L.P.
                      (Registrant)

                      By:   Demeter Management LLC
                            (General Partner)

August 13, 2009       By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.