Form 10-K
period 2009-12-31
Managed Futures Profile HV, L.P.
filed 2010-03-30
CIK 1428040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 000-53115

MANAGED FUTURES PROFILE HV, L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-8528957
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Demeter Management LLC
522 Fifth Avenue, 13th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
On which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.404 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $136,102,915 at June 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
(See Page 1)

MANAGED FUTURES PROFILE HV, L.P.
(formerly, Morgan Stanley Managed Futures HV, L.P.)
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2009

Part I.

Item 1.	Business	1-6

Item 1A.	Risk Factors	7-24

Item 1B.	Unresolved Staff Comments	24

Item 2.	Properties	24

Item 3.	Legal Proceedings	24

Item 4.	(Removed and Reserved)	24

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

Item 6.	Selected Financial Data	26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-45

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45-60

Item 8.	Financial Statements and Supplementary Data	60-94

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	95

Item 9A(T).	Controls and Procedures	95-96

Item 9B.	Other Information	96

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	97-103

Item 11.	Executive Compensation	103

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	104

Item 13.	Certain Relationships and Related Transactions, and Director Independence	104

Item 14.	Principal Accounting Fees and Services	104-105

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	106-107

PART I
Item 1.  BUSINESS
(a)  General Development of Business. Managed Futures Profile HV, L.P. (formerly, Morgan Stanley Managed Futures HV, L.P.) (“Profile HV” or the “Partnership”), was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) through the Partnership’s investments in its affiliated trading companies (each a “Trading Company”, or collectively the “Trading Companies”).  The Partnership is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of Profile HV, Managed Futures Profile LV, L.P., and Managed Futures Profile MV, L.P. (collectively, the “Profile Series”).

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor (each a “Trading Advisor”, or collectively, the “Trading Advisors”) registered with the Commodity Futures Trading Commission (“CFTC”), which makes investment decisions for each respective Trading Company.  The Trading Companies are each Delaware limited liability companies operated by Demeter Management LLC (“Demeter”).

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement.

The primary commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated (“MS&Co.”).  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (collectively, MS&Co. and MSIP are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparties are either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of December 31, 2009 and 2008, the Partnership’s cash balances were zero.

The Trading Companies and their Trading Advisors for the Partnership at December 31, 2009, are as follows:
Trading Company	Trading Advisor
Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”)	Altis Partners (Jersey) Limited
Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”)	Aspect Capital Limited
Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”)	Bleinheim Capital Management, L.L.C.
Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”)	Boronia Capital Pty. Ltd.
Morgan Stanley Smith Barney WNT I, LLC (“WNT I, LLC”)	Winton Capital Management Limited

Demeter, the general partner of the Partnership and the trading manager of each Trading Company is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB”).  MSSB is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. (“Citigroup”).  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Demeter may reallocate the Partnership’s assets to different Trading Companies in its sole discretion.

Units of limited partnership interest (“Units”) of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive either class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Demeter receives Class Z Units with respect to its investment in the Partnership.

Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement.  In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Demeter’s sole discretion.  Class Z Unit holders are not subject to paying the placement agent fee.

On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC.

Demeter does not believe that the change in its ownership had a material impact on the Partnership’s limited partners.  At all times Demeter served as the general partner of the Partnership and the trading manager of each Trading Company and it continues to do so.  The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture.  The transaction closed on June 1, 2009.

Prior to June 1, 2009, Demeter was a wholly-owned subsidiary of Morgan Stanley.

Effective October 1, 2009, the name of the Partnership was changed from Morgan Stanley Managed Futures HV, L.P. to Managed Futures Profile HV, L.P.  The name change does not have any impact on the operation of the Partnership or its limited partners.

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures Altis I, LLC to Morgan Stanley Smith Barney Altis I, LLC.

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures Aspect I, LLC to Morgan Stanley Smith Barney Aspect I, LLC.

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures BHM I, LLC to Morgan Stanley Smith Barney BHM I, LLC.

-  4 -

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures GMF I, LLC to Morgan Stanley Smith Barney Boronia I, LLC.

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures WCM I, LLC to Morgan Stanley Smith Barney WNT I, LLC.

The Partnership began the year at a net asset value per Unit of $1,287.84, $1,296.87, $1,305.96, and $1,324.31 and returned (3.63)%, (3.15)%, (2.66)%, and (1.68)% to $1,241.03, $1,256.01, $1,271.17 and $1,302.02 for Class A, Class B, Class C, and Class Z, respectively, on December 31, 2009.
Class D Units were initially offered on March 1, 2009 at a net asset value per Unit of $1,300.00 and returned (1.64)% to $1,278.71.

(b)  Financial Information about Segments.  The Partnership’s business consists of only one segment, which is the speculative trading of Futures Interest as discussed in Item 1(a).  The Partnership does not engage in the sale of goods or services.

(c)  Narrative Description of Business.  See Item 1(a) above for a complete description of the Partnership’s business.  The information requested in Section 101(c)(i) through (xiii) of Regulation    S-K are not applicable to the Partnership.  Additionally, the Partnership does not have any employees.

The directors and officers of the General Partner are listed in Part III Item 10. “Directors, Executive Officers and Corporate Governance”.

(d)  Financial Information about Geographic Areas.
Not applicable.

(e)  Available Information.  Effective with the Form 10 filed on October 2, 2008, the Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”).  You may read and copy any document filed by the Partnership at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C.  20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.  The Partnership does not maintain an internet website, however, the Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at “http://www.sec.gov”.  The Partnership’s CIK number is 0001428040.

Item 1A.  RISK FACTORS
This section includes some of the principal risks that investors will face with an investment in the Partnership.  All trading activities take place at the Trading Company level, but since the Partnership invests substantially all of its assets in multiple Trading Companies, each of the risks applicable to the Trading Companies flow through to the Partnership.

THE UNITS IN THE PARTNERSHIP ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK.  THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Risks Relating to the Partnership and the Offering of Units

Limited Operating History.  The Partnership and Trading Companies each have a limited operating history.  The past performance of the Partnership may not be indicative of the future performance of the Partnership.

You Should Not Rely on Past Performance of Demeter or the Trading Advisors in Deciding to Purchase Units.   The past investment performance of other entities managed by Demeter and the Trading Advisors is not necessarily indicative of the Partnership’s or a Trading Company’s future results.  No assurance can be given that Demeter will succeed in meeting the investment objectives of the Partnership.  You may lose all or substantially all of your investment in the Partnership.

Demeter believes that past performance of the Trading Advisors may be of interest to prospective investors, but encourages you to look at such information as an example of the respective objectives of the Trading Manager and each Trading Advisor rather than as any indication that the Partnership’s objectives will, in fact, be achieved.

The Trading Companies and Partnership Incur Substantial Charges.  Each Trading Company must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets.  Each Trading Company is required to pay brokerage commissions to its Commodity Brokers and monthly management fees to the Trading Advisors regardless of its performance.  In addition, each Trading Company pays its Trading Advisor an incentive fee of 20% of new trading profits.  Each Trading Company pays a fee equal to 1/12 of 0.35% (a 0.35% annual rate) of the beginning of the month net assets to cover its administrative, operating, offering and organizational expenses.  The limited partners in the Partnership will be indirectly responsible for the expenses paid by the Trading Companies in which the Partnership invests.

The Partnership pays Demeter’s Fee, and pays the ongoing compensation to Morgan Stanley Smith Barney LLC (the “Placement Agent”).  In addition, the Partnership pays a fee equal to 1/12 of 0.40% (a 0.40% annual rate) of the beginning of the month net asset value to cover its administrative, operating, offering and organizational expenses.

Incentive Fees may be Paid by a Trading Company Even Though the Trading Company Sustains Trading Losses.  Each Trading Company pays its Trading Advisor an incentive fee based upon the new trading profits it generates for each account in the Trading Company.  These new trading profits include unrealized appreciation on open positions.  Accordingly, it is possible that a Trading Company will pay an incentive fee on new trading profits that do not become realized.  Also, each Trading Advisor will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee.  Due to the fact that incentive fees are paid quarterly, it is possible that an incentive fee may be paid to a Trading Advisor during a year in which the assets allocated to the Trading Advisor suffer a loss for the year.  Because each Trading Advisor receives an incentive fee based on the new trading profits earned by the Trading Advisor, the Trading Advisors may have an incentive to make investments that are riskier than would be the case in the absence of such an incentive fee being paid to the Trading Advisors based on new trading profits.  In addition, as incentive fees are calculated on a Trading-Company-by-Trading-Company basis, it is possible that one or more Trading Advisors could receive incentive fees during periods when the Partnership has a negative return as a whole.

Restricted Investment Liquidity in the Units.  There is no secondary market for the Units, and limited partners may not redeem their Units other than as of the last day of each month.  Limited partners right to receive payment for a redemption of some or all of their Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) Demeter’s receipt of your request for redemption in the form provided by Demeter no later than 3:00 p.m., New York City time, on the last business day of the month.  Demeter will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”).  No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for federal income tax purposes.  Any attempt to transfer, sell, pledge or assign Units in violation of the Limited Partnership Agreement will be ineffective.

General Partner Redemptions. Demeter has a right to redeem all or part of its investment in the Partnership at any time without notice to the limited partners. For any such redemption, Demeter will redeem its Units at the end of the month in the same manner as any limited partner would follow to redeem Units.  Additionally, Demeter has the right to redeem Units it holds in the event redemptions for limited partners are suspended.

The Partnership’s Structure Has Conflicts of Interest.

•
Demeter, the Placement Agent, Morgan Stanley Smith Barney, MS&Co., MSCG and MSIP are affiliates.  As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently.

•
“Bid-ask” spreads are incorporated in the price of all over-the-counter foreign exchange trades executed by the Trading Companies, and MS&Co. and MSCG will benefit from such spreads as the Trading Advisors execute a substantial portion of over-the-counter foreign exchange trades with MS&Co. and MSCG.

•
Employees of the Placement Agent receive a portion of the ongoing placement agent fee paid by the Partnership.  Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

•
The Trading Advisors, MS&Co., MSCG, MSIP and Demeter and their affiliates may trade futures, forwards and options for their own accounts, and thereby compete with the Trading Companies for positions.  Also, the other commodity pools managed by Demeter and the Trading Advisors may compete with the Trading Companies for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions.

An Investment in Units may not Diversify an Overall Portfolio.  Because futures, forwards and options have historically performed independently of traditional investments in equities and bonds, Demeter believes that managed futures funds like the Partnership can diversify a traditional portfolio of equities and bonds.  However, Demeter cannot assure you that the Partnership will perform with a significant degree of non- or low-correlation to limited partners’ other investments in the future.  You may lose your entire investment in the Partnership.

The Partnership and the Trading Companies are not Registered Investment Companies.  The Partnership and Trading Companies are not required to register, and are not registered, as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Accordingly, investors will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the advisor and the investment company).

The Federal Reserve Board's Regulation of Morgan Stanley Could Affect the Activities of the Partnership and the Trading Companies.  On September 21, 2008, Morgan Stanley's application to become a bank holding company was approved by the U.S. Federal Reserve Board of Governors and Morgan Stanley has elected to be deemed a financial holding company under the Bank Holding Company Act.

As a financial holding company (“FHC”) subject to the Bank Holding Company Act, Morgan Stanley and its subsidiaries, including the Partnership and the Trading Companies, are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  A significant focus of this regulatory framework is the operation of Morgan Stanley and its subsidiaries in a safe and sound manner, with sufficient capital, earnings and liquidity that Morgan Stanley may serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A., Morgan Stanley Trust, FSB, and Morgan Stanley Bank, National Association

("the Banks").  These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities.  In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley could result in changes to Morgan Stanley's business practices or the scope of its current lines of business, including certain limited divestitures.  Although such changes could have an impact on and consequences for Morgan Stanley, Demeter, the Partnership and the Trading Companies, any limited divestiture should not involve Demeter, the Partnership or the Trading companies.

The Units are not being offered by the Banks, and as such: are not FDIC insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured.  The assets of each Trading Company that are deposited with Commodity Brokers or their affiliates may be placed in deposit accounts at U.S. banks.  The Federal Deposit Insurance Corporation (“FDIC”) currently insures deposit accounts up to $250,000 for each accountholder, and, if the funds in a single account can be traced back to individual beneficiaries, then each beneficiary is entitled to $250,000 in coverage.  The amount of the coverage currently is expected to decrease to $100,000 as of January 1, 2013.  The FDIC currently also has in place a program for unlimited deposit insurance coverage of certain non-interest bearing deposit accounts, if the U.S. bank holding such accounts has elected to participate in the program.  This program is scheduled to end on June 30, 2010.  Uninsured depositors also may receive funds in the event of a receivership of the bank holding the deposit accounts, but uninsured depositors have a lower priority in respect of payment than insured depositors or certain other creditors, and frequently there are insufficient funds in a receivership estate to pay off uninsured depositors fully.  If the FDIC were to become receiver of a U.S. bank holding deposit accounts that were established by a Commodity Broker or one of its affiliates, then it is uncertain whether the Commodity Broker, the affiliate involved, the Trading Company, the Partnership, or the investor would be able to reclaim cash in the deposit accounts in the full amount.

THE UNITS ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK.  THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Risks Relating to Futures Interests Trading and the Futures Interests Markets

Futures Interests Trading is Speculative and Volatile.  The rapid fluctuations in the market prices of futures, forwards, and options make an investment in the Partnership volatile.  Volatility is caused by, among other things, changes in supply and demand relationships; weather; agricultural, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates.  If a Trading Advisor incorrectly predicts the direction of prices in futures, forwards, and options, large losses may occur.  The Partnership’s performance will be volatile on a monthly and an annual basis.  The Partnership could lose all or substantially all of its assets.  The multi-advisor feature of the Partnership, through the Trading Companies, may reduce the return volatility relative to the performance of single-advisor investment funds.

The Trading Companies’ Futures Interests Trading is Highly Leveraged.  The Trading Advisors for the Partnership use substantial leverage. Trading futures, forwards, and options involves substantial leverage, which could result in immediate and substantial losses.  Due to the low margin deposits normally required in trading futures, forwards, and options (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a futures interests trading account.  As a result, a relatively small price movement in futures, forwards, and options may result in immediate and substantial losses to the investor.  For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit.  A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

The leverage employed by each Trading Advisor in its trading can vary substantially from month to month.  This leverage, expressed as the underlying value of each Trading Company’s positions compared to the average net assets of such Trading Company, is anticipated to range from two times the Trading Company’s net assets to ten times the Trading Company’s net assets.  Under certain conditions, however, a Trading Company’s leverage could exceed (or be less than) such range.

Options Trading can be More Volatile than Futures Trading.  A Trading Company may trade options on futures.  Although successful options trading requires many of the same skills as successful futures trading, the risks are different.  Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options.  Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.

Market Illiquidity May Cause Less Favorable Trade Prices.  Although the Trading Advisors for each Trading Company generally will purchase and sell actively traded contracts where last trade price information and quoted prices are readily available, the prices at which a sale or purchase occur may differ from the prices expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities.  In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances.  In these cases it is possible that a Trading Company could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity.

Trading on Foreign Exchanges Presents Greater Risks to the Trading Companies than Trading on U.S. Exchanges.  Each Trading Company trades on exchanges located outside the United States. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements.  Trading on foreign exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

The percentage of each Trading Company’s positions which are traded on foreign exchanges can vary significantly from month to month.  The average percentage of each Trading Company’s positions which are expected to be traded on foreign exchanges in any given month is anticipated to range from 30% to 65% of such Trading Company’s positions, but could be greater or less than such expected range during any time period.

Positions on foreign exchanges also are subject to the risk of, among other things, exchange controls, expropriation, excessive taxation or government disruptions.

A Trading Company may incur losses when determining the value of its foreign positions in U.S. dollars because of fluctuations in exchange rates.

The Unregulated Nature of the Over-The-Counter Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges.  Unlike futures contracts, over-the-counter “spot” and forward contracts are entered into between private parties off an exchange and are not regulated by the CFTC or by any other U.S. or foreign governmental agency.  Due to the fact that such contracts are not traded on an exchange, the performance of those contracts is not guaranteed by an exchange or its clearinghouse and a Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty.  Trading in the over-the-counter foreign exchange markets is not regulated; therefore, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.  The Trading Companies trade such contracts with MS&Co. and MSCG, and are at risk with respect to the creditworthiness and trading practices of each of MS&Co. and MSCG as the counterparty to the contracts.

The percentage of each Trading Company’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

The Trading Companies are Subject to Speculative Position Limits.  The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum position in certain Futures Interests contracts that may be held or controlled by any one person or group.  Therefore, a Trading Advisor may have to reduce the size of its position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of a Trading Company.  The CFTC or the futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of a Trading Company.

The Trading Companies have Credit Risk to the Commodity Brokers.  Each Trading Company has credit risk because the Commodity Brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of each Trading Company’s assets.  As such, in the event that the Commodity Brokers are unable to perform, the Trading Company’s assets are at risk and, in such event, investors may only recover a pro rata share of their investment in the Partnership or nothing at all.  Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to each Trading Company’s account on a daily basis.  The Commodity Brokers, as futures commission merchants for each Trading Company’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts.  With respect to each Trading Company’s over-the-counter foreign exchange contracts with MS&Co. and MSCG, there are no daily settlements of variations in value, and there is no requirement to segregate funds held with respect to such contracts.  In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Trading Company’s assets on account with the futures commission merchant may be at risk, and in such event, the Trading Company may only recover a pro rata share of the available customer funds.

Risks Relating to the Trading Advisors

You should not rely on the past performance of the Trading Advisors in deciding to purchase Units.  Since the future performance of a Trading Advisor is unpredictable, each Trading Advisor’s past performance is not necessarily indicative of future results.

Reliance on the Trading Advisors to Trade Successfully.  Each Trading Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of the applicable Trading Company.  Demeter has no control over the specific trades the Trading Advisors may make, leverage used, risks and/or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to Demeter.  Demeter can provide no assurance that the trading programs employed by the Trading Advisors will be successful.

Market Factors may Adversely Influence the Trading Programs.  Often, the most unprofitable market conditions for the Trading Companies are those in which prices “whipsaw,” that is, such price moves quickly upward (or downward), then reverses, then moves upward (or downward) again, then reverses again.  In such conditions, the Trading Advisors may establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop.

Possible Consequences of Using Multiple Trading Advisors.  Each Trading Advisor makes trading decisions independent of the other Trading Advisors for the Partnership.  Thus, it is possible that the Partnership could hold opposite positions in the same or similar futures, forwards, and options, thereby offsetting any potential for profit from these positions.

Increasing Assets Managed by a Trading Advisor may Adversely Affect Performance.  The rates of return achieved by a Trading Advisor often diminish as the assets under its management increases.  This can occur for many reasons, including the inability of the Trading Advisor to execute larger position sizes at desired prices and because of the need to adjust the Trading Advisor’s trading program to avoid exceeding speculative position limits.  These are limits established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control.  The Trading Advisors have not agreed to limit the amount of additional assets that they will manage.

You will not be Aware of Changes to Trading Programs.  Because of the proprietary nature of each Trading Advisor’s trading programs, you generally will not be advised if adjustments are made to a Trading Advisor’s trading program in order to accommodate additional assets under management or for any other reason.

A Trading Advisor may Terminate its Advisory Agreement.  Generally, the advisory agreements with the current Trading Advisors had an initial one-year term, which renew for additional one-year terms annually, unless terminated by the Trading Manager or the Trading Advisor.  One of the advisory agreements had a shorter initial term and has a three-month renewal term.  In the event an advisory agreement is not renewed, the Trading Manager may not be able to enter into arrangements with that Trading Advisor or another trading advisor on terms substantially similar to the advisory agreements described in this Memorandum.

Disadvantages of Replacing or Switching Trading Advisors.  A Trading Advisor generally is required to recoup previous trading losses before it can earn performance based compensation.  However, the Trading Manager may elect to replace a Trading Advisor that has a “loss carry-forward.”  In that case, the Trading Company would lose the “free ride” of any potential recoupment of the prior loses.  In addition, the new Trading Advisor would earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of or the reallocation of assets away from Trading Advisors therefore could be significant.

Taxation Risks

You May Have Tax Liability Attributable To Your Interest in the Partnership Even If You Have Received No Distributions and Redeemed No Units and Even if the Partnership Generated a Loss.  If the Partnership has profit for a taxable year, the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Partnership.  Demeter presently does not intend to make any distributions from the Partnership.

Accordingly, it is anticipated that federal income taxes on your allocable share of the Partnership’s profits will exceed the amount of distributions to you, if any, for a taxable year, so that you must be prepared to fund any tax liability from redemptions of Units or other sources.  In addition, the Partnership may have capital losses from trading activities that cannot be deducted against the Partnership’s interest income so that you may have to pay taxes on interest income even if the Partnership generates a net loss.

The Partnership’s Tax Returns Could be Audited.  The Internal Revenue Service could audit the Partnership’s federal income tax returns.  If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax.

You Will Recognize Short-Term Capital Gain.  Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal tax rate of 35%.

The IRS Could Challenge Allocations of Recognized Gains to limited partners who Redeem.  The Limited Partnership Agreement of the Partnership provides that recognized gains may be specially allocated for tax purposes to redeeming limited partners.  If the IRS were to successfully challenge such allocations, each remaining limited partner’s share of recognized gains would be increased.

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are Subject To Various Limitations.  Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for federal income tax and alternative minimum tax purposes.   The IRS could argue that certain Partnership expenses are investment advisory expenses.  Prospective investors should discuss with their tax advisers the tax consequences of an investment in the Partnership.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership does not own or lease any properties.  Demeter operates out of facilities operated by Morgan Stanley. The address is 522 Fifth Avenue, 13th Floor, New York, New York 10036.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  (REMOVED AND RESERVED)

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.  There is no established public trading market for Units of the Partnership.

(b)  Holders.  The number of holders of Units at December 31, 2009, was approximately 1,890.

(c)  Distributions.  No distributions have been made by the Partnership since it commenced trading operations on August 1, 2007. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Demeter currently does not intend to make any distributions of the Partnership’s profits until termination of the Partnership.

(d)  Securities Sold; Consideration.  Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through December 31, 2009, was $210,548,509.  The Partnership received $1,452,000 in consideration from the sale of Units to Demeter.

(e)  Placement agent.  The placement agent for the Partnership is MS&Co.

(f)  Use of Proceeds.
Not applicable.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

                                                For the period from
                                                     August 1, 2007
                                                 (commencement of
                            For the Years Ended December 31,                                             operations) to
	2009	2008	December 31, 2007
	$	$	$

Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	1,052,422	15,537,985	1,503,831
Net Income (Loss)	(2,980,528)	13,226,691	1,298,149
Net Income (Loss) per Unit by Share Class
A	(46.81)	218.76	69.08
B	(40.86)	225.59	71.28
C	(34.79)	232.48	73.48
D*	(21.29)	N/A	N/A
Z	(22.29)	246.41	77.90
Total Assets	179,266,528	116,967,239	24,925,685
Total Partners’ Capital	173,799,662	109,725,317	24,925,685
Net Asset Value per Units by Share Class
A	1,241.03	1,287.84	1,069.08
B	1,256.01	1,296.87	1,071.28
C	1,271.17	1,305.96	1,073.48
D*	1,278.71	N/A	N/A
Z	1,302.02	1,324.31	1,077.90

* Class D Units were initially offered on March 1, 2009, at a net asset value per Unit of $1,300.00.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity.  MS&Co. and its affiliates act as custodians of each Trading Company’s assets pursuant to customer agreements and foreign exchange customer agreement.  The Partnership allocates substantially all of its assets to multiple Trading Companies.  Such assets are deposited in the Trading Companies’ trading accounts with MS&Co. or its affiliates.  The funds in such accounts are available for margin and are used to engage in Futures Interest trading pursuant to instructions provided by the Trading Advisors.  The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade Futures Interests indirectly through the investment in the Trading Companies, it is expected that the Trading Companies will continue to own such liquid assets for margin purposes.

The Trading Companies’ investment in Futures Interests may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuations limits” or “daily limits”.  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Trading Companies from promptly liquidating their futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership's results depend on the Trading Advisors and the ability of each Trading

Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations for the years ended December 31, 2009 and 2008, and for the period from August 1, 2007 (commencement of operations) to December 31, 2007, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Trading Companies’ trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Statements of Operations as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Realized trading gain (loss)” when open positions are closed out. The sum of these amounts constitutes the Trading Company’s trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of the close of business.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

Year Ended December 31, 2009
The Partnership recorded total realized/net change in unrealized appreciation on investments of $1,052,422 and expenses totaling $4,032,950, resulting in a net loss of $2,980,528 for the year ended December 31, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 12/31/09	NAV at 12/31/08

A	$1,241.03	$1,287.84
B	$1,256.01	$1,296.87
C	$1,271.17	$1,305.96
D*	$1,278.71	N/A
Z	$1,302.02	$1,324.31

*Class D Units were initially offered on March 1, 2009, at a net asset value per Unit of $1,300.00,

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2009, were $105,003,804 and $37,948,931, respectively, and the Partnership’s ending capital was $173,799,662 at December 31, 2009 an increase of $64,074,345 from ending capital at December 31, 2008 of $109,725,317.

The most significant trading losses of approximately 2.9% were experienced within the energy sector, primarily during March, May, and July, from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand.  Additional losses were incurred, primarily during August, October, and December, from newly established long futures positions in crude oil and its related products as prices reversed lower due to above-average U.S. stockpiles.  Within the currency sector, losses of approximately 2.1% were recorded primarily during March and April from short positions in the British pound, euro, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. Meanwhile, additional losses were recorded, primarily during February and March, from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency.  Further losses were recorded during June, October, and December from long positions in the British pound, euro, Canadian dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates.  A portion of the Partnership’s overall losses for the year was offset by gains of approximately 4.1% in the metals sector experienced throughout a majority of the year from long positions in copper, zinc, and nickel futures as prices moved higher due to sentiment that efforts by the Chinese government to revive that nation’s economy might boost demand for base metals.  Meanwhile, long positions in palladium futures resulted in gains as prices moved higher throughout a majority of the year amid news of a possible strike at a South African producer, as well as expectations for increased demand.  Within the agricultural markets, gains of approximately 2.5% were achieved throughout a majority of the second quarter from long positions in sugar futures as prices moved higher on expectations for a drop in global production.  Furthermore, sugar prices continued to move higher throughout the third quarter, reaching 28-year highs, amid speculation that the global production deficit may continue for two consecutive years, triggered by increasing demand from India, the world’s largest sugar consumer.  Sugar prices continued to surge during December amid news that excess rain in Brazil, the world’s biggest producer of sugar, hampered harvesting and curbed output.  Elsewhere, gains were achieved primarily during July, September, and October from long positions in cocoa futures as prices moved higher on supply concerns due to news of a smaller-than-average crop this year and after reports showed inventories reached a seven-month low.  Smaller gains of approximately 0.4% were experienced within the global stock index sector throughout a majority of the third quarter from long positions in European and Hong Kong equity index futures as prices increased due to positive economic data and increased merger and acquisition activity in the technology sector.  Additional gains were achieved during November and December from long positions in European, U.S., and Pacific Rim equity index futures as prices trended higher amid signs the global economy may be recovering, including better-than-expected U.S. existing home sales data, a drop in U.S. jobless claims, and forecasts that China’s economy may expand as much as 12% in 2010.

Year Ended December 31, 2008
The Partnership recorded total realized/net change in unrealized appreciation on investments of $15,537,985 and expenses totaling $2,311,294, resulting in net income of $13,226,691 for the year ended December 31, 2008.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 12/31/08	NAV at 12/31/07

A	$1,287.84	$1,069.08
B	$1,296.87	$1,071.28
C	$1,305.96	$1,073.48
Z	$1,324.31	$1,077.90

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2008, were $90,245,361 and $18,672,420, respectively, and the Partnership’s ending capital was $109,725,317 at December 31, 2008 an increase of $84,799,632 from ending capital at December 31, 2007 of $24,925,685.

The most significant trading gains of approximately 8.6% were experienced within the global interest rate sector throughout the majority of the year from long positions in U.S., European, and Australian fixed-income futures as prices moved higher in a worldwide “flight-to-quality” amid a consistent decline in the global equity markets throughout most of the year, as well as worries regarding the fundamental health of the global economy and financial system.  Additionally, prices of U.S. fixed-income futures moved higher as the U.S. Federal Reserve cut interest rates to an unprecedented target range of 0% to 0.25%, while European and Australian interest rate futures prices increased after the European Central Bank and Reserve Bank of Australia lowered borrowing costs in an attempt to stimulate economic growth.  Within the agricultural markets, gains of approximately 6.6% were recorded primarily during the first half of the year from long futures positions in the soybean complex and corn as prices increased following news that global production may drop, rising energy prices may boost demand for alternative biofuels, and severe floods in the U.S. Midwest damaged crops.  Elsewhere, long positions in cocoa futures resulted in gains primarily during January, February, April, and June as prices rose amid speculation that crops in the Ivory Coast, the world’s largest cocoa producer, are developing more slowly than anticipated.  Further gains were recorded during the fourth quarter from short futures positions in cotton, lean hogs, and live cattle as prices declined amid rising inventories and growing concerns that slowing global economic growth may erode demand for food and raw materials.  Within the global stock index sector, gains of approximately 5.7% were experienced primarily during February, March, and June from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during the first half of the year on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market may restrain consumer spending, erode corporate earnings, and curb global economic growth.  Additional gains were experienced during September, October, and November as prices dropped sharply amid unprecedented U.S. financial market turmoil and growing concerns that efforts by central banks and governments around the world to support the financial system may not prevent a global recession.  Within the energy markets, gains of approximately 3.4% were recorded throughout a majority of the first six months of the year from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC may cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge.  Additional gains were recorded primarily during the fourth quarter from newly established short futures positions in crude oil and its related products as prices sharply decreased on concerns that a substantial global economic slowdown may erode energy demand.  Within the metals sector, gains of approximately 2.1% were experienced primarily during January, February, and June from long positions in aluminum, copper, nickel, and lead futures as prices increased during the first half of the year due to falling inventories and rising demand from China and India.  Additional gains were recorded primarily during September, October, November, and December from newly established short futures positions in aluminum, copper, nickel, and lead as prices dropped amid ongoing worries that a global economic recession may erode demand for base metals.  Smaller gains of approximately 1.0% were experienced within the currency sector, primarily during February and March, from long positions in the Australian dollar and euro versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals amid speculation that signs of a slowing U.S. economy may spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world.  Further gains were recorded primarily during the fourth quarter from short positions in the British pound versus the euro, U.S. dollar, Swiss franc, and Japanese yen as the value of the British pound decreased relative to these currencies amid signs of a deep economic recession in the U.K.  Meanwhile, the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid the aforementioned “flight-to-quality” due to concerns regarding the fundamental health of the global economy, thereby resulting in gains from short positions in the British pound, Australian dollar, and New Zealand dollar versus the U.S. dollar.  Lastly, long positions in the Japanese yen versus the U.S. dollar resulted in gains, primarily during the fourth quarter, as the value of the Japanese yen increased relative to the U.S. dollar after a rise in risk aversion prompted investors to unwind existing carry trades.

Period from August 1, 2007 (commencement of operations) to December 31, 2007
The Partnership recorded total realized/net change in unrealized appreciation on investments of $1,503,831 and expenses totaling $205,682, resulting in net income of $1,298,149 for the period from August 1, 2007 (commencement of operations) to December 31, 2007.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 12/31/07	NAV at 8/01/07

A	$1,069.08	$1,000.00
B	$1,071.28	$1,000.00
C	$1,073.48	$1,000.00
Z	$1,077.90	$1,000.00

Total subscriptions and redemptions across all share Classes for the period from August 1, 2007 (commencement of operations) to December 31, 2007, were $23,707,153 and $79,617, respectively, and the Partnership’s ending capital was $24,925,685 at December 31, 2007 an increase of $16,620,981 from initial capital on August 1, 2007 (commencement of operations) of $8,304,704.

The most significant trading gains of approximately 6.9% were experienced in the agricultural markets, primarily during August and September, from long futures positions in wheat and soybeans as prices rose on speculative buying, news of persistent global demand, and worries that unfavorable weather conditions in key growing countries would damage crops.  Further gains were experienced during November and December from long futures positions in the soybean complex and corn as prices trended higher amid speculation that the rising cost of oil would boost demand for alternative biofuels made from these crops.  Additional gains of approximately 2.3% were achieved within the global interest rate sector, primarily during August and November, from long U.S. and Pacific Rim fixed-income futures positions as most fixed-income prices spiked higher in a worldwide “flight-to-quality”

as uncertainty due to losses in sub-prime securities caused investors to seek the “safe haven” of government bonds.  Within the energy sector, gains of approximately 2.2% were recorded from long futures positions in crude oil and its related products as energy prices trended higher during September, October, and December due to news of a drop in U.S. stockpiles and geopolitical turmoil in the Middle East.  A portion of the Partnership’s overall gains for the year was offset by losses of approximately 1.2% incurred within the currency sector from short positions in the Swiss franc versus the U.S. dollar, primarily during September, October, and early November, as the value of the Swiss franc reversed higher against the U.S. dollar and British pound due to accelerating fears of inflation in Switzerland and speculation the Swiss National Bank may raise interest rates.  Short positions in the Japanese yen versus the U.S. dollar and British pound recorded further currency losses as the value of the yen moved higher against its major rivals during August, September, November, and December due to investors unwinding carry trade positions and worries regarding possible inflation in Japan.  Elsewhere, losses were incurred from short positions in the Australian dollar versus the Canadian dollar and euro as the value of the Australian dollar moved higher throughout the second half of the year in tandem with rising commodity prices.  Additionally, the value of the Canadian dollar declined during December on concerns that a possible slowdown in the U.S. economy may negatively impact future demand for Canadian exports.  Smaller losses of approximately 0.5% were recorded within the metals sector from long futures positions in copper and zinc as prices reversed lower during August and November on concerns that demand for base metals may continue to slow amid rising inventories.  Lastly, within the global stock index sector, losses of approximately 0.3% were incurred, primarily during November and December, from long positions in Asian, U.S., and European equity index futures as prices fell sharply due to concerns regarding the impact of the sub-prime loan crisis, the deepening U.S. housing slump, and concerns regarding slowing global economic growth.

For further sector trading information, please refer to the Partnership’s Financial Statements for the year ended December 31, 2009, which are included in Item 8 of this Form 10-K.

The Partnership's income and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
Not applicable.

Fair Value Measurements and Disclosures.
As defined by Accounting Standards Codification (“ASC”) 820-10-55, Fair Value Measurements and Disclosures (formerly, Statement of financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction, between market participants at the measurement date (exit price).  Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants).  Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

ASC 820-10-55 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 – unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 – unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

The Partnership adopted ASC 820-10-55 as of January 1, 2008.  The adoption of ASC 820-10-55 did not have a material impact on the Partnership’s financial statements, other than enhanced financial statements disclosures.

The following tables summarize the valuation of the Partnership’s investments according to the level of the above ASC 820-10-55 fair value hierarchy as of December 31, 2009 and 2008, respectively:

December 31, 2009	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	$	$	$	$
Investment in BHM I, LLC	–	44,391,791	–	44,391,791
Investment in Aspect I, LLC	–	37,034,120	–	37,034,120
Investment in WNT I, LLC	–	36,488,601	–	36,488,601
Investment in Altis I, LLC	–	34,773,430	–	34,773,430
Investment in Boronia I, LLC	–	20,677,046	–	20,677,046

December 31, 2008
Assets
Investment in Aspect I, LLC	–	25,124,380	–	25,124,380
Investment in WNT I, LLC	–	24,453,928	–	24,453,928
Investment in Altis I, LLC	–	22,332,782	–	22,332,782
Investment in BHM I, LLC	–	20,936,983	–	20,936,983
Investment in Boronia I, LLC	–	10,561,102	–	10,561,102

The Partnership’s assets identified as “Investments in Trading Companies” reflected on the Statements of Financial Condition represent the net asset value of the Partnership’s pro rata share of each Trading Company.  The net assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with U.S. GAAP.

At December 31, 2009, the Partnership’s investment in the Trading Companies represented approximately: Aspect I, LLC 21.36%; WNT I, LLC 21.05%; Altis I, LLC 20.06%; BHM I, LLC 25.60%; and Boronia I, LLC 11.93% of the total investments of the Partnership, respectively.

At December 31, 2008, Profile HV’s investment in the Trading companies represented approximately: Aspect I, LLC 24.30%; WNT I, LLC 23.65%; Altis I, LLC 21.60%; BHM I, LLC 20.25%; and Boronia I, LLC 10.20% of the total investments of the Partnership, respectively.

Summarized information for the Partnership’s pro-rata investment in Affiliated Trading Companies for the year ended December 31, 2009 is as follows:
Investment	% of Profile HV’s Partners’ Capital	Fair Value	Profile HV’s pro-rata Net Income/ (Loss)	Management Fees	Incentive Fees	Administrative Fees
		$	$	$	$	$
BHM I, LLC	25.5	44,391,791	9,635,645	640,839	1,716,583	112,147
Aspect I, LLC	21.3	37,034,120	(3,159,762)	590,071	149	103,262
WNT I, LLC	21.0	36,488,601	(1,899,884)	582,516	179	101,940
Altis I, LLC	20.0	34,773,430	(2,714,885)	340,802	—	95,425
Boronia I, LLC	11.9	20,677,046	(808,692)	329,781	89	57,712

For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis.  As of December 31, 2009, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

Other Pronouncements
(a) Accounting Standards codification and the Hierarchy of Generally Accepted Accounting Principles
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB ASC 105-10, Generally Accepted Accounting Principles (“ASC 105-10” or the “Codification”).  ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b)  Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12 addressing Fair Value Measurements and Disclosures, Topic ASC 820.  ASU No. 2009-12 amended Subtopic 820-10, Fair Value Measurement and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share or its equivalent.  The amendments in ASU No. 2009-12 permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in ASU No. 2009-12 on the basis of the net asset value per share of the investment or its equivalent.  Additionally, ASU No. 2009-12 requires disclosures by major category of investment about the attributes of the investments within the scope of the amendments, such as the nature of any restrictions on redemptions, any unfunded commitments and the investment strategies of the investees.  The amendments in ASU No. 2009-12 are effective for interim and annual periods ending after December 15, 2009.  Management believes that the adoption of ASU No. 2009-12 did not have a material impact on the financial statements of the Partnership.

(c)  Subsequent Events
The Partnership adopted ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events), which was issued in May 2009, and ASU No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which was issued in February 2010.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  ASC 855-10 is effective for the interim and annual periods ending after June 15, 2009 and ASU No. 2010-09 is effective immediately.  Management has performed its evaluation of subsequent events, and has determined that there was no subsequent events requiring adjustment or disclosures in the December 31, 2009 financial statements.

(d)  Fair Value Measurements

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

Recent Accounting Pronouncements
(a)  Improving Disclosures about Fair Value Measurements
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Partnership is currently assessing the impact of adopting ASU No. 2010-06.

(b)  Consolidation
In June 2009, the FASB issued ASC 810-10, Consolidation of Variable Interest Entities (formerly, SFAS 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities).  ASC 810-10 contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  ASC 810-10 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions.  ASC 810-10 is applicable for annual periods beginning after November 15, 2009, and interim periods thereafter.  Effective February 25, 2010, the FASB has decided to indefinitely defer the application of ASC 810-10 for certain entities Management believes that the Partnership meets the criteria of the indefinite deferral of the application of ASC 810-10.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The futures, forward and options traded by the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contacts are settled upon an agreed upon settlement date.  However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership’s and the Trading Companies’ past performance is no guarantee of their future results.  Any attempt to numerically quantify the Trading Companies’ market risk is limited by the uncertainty of their speculative trading.  The Trading Companies’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Trading Companies’ experiences to date disclosed under the “Trading Companies’ Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed below.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Trading Companies’ Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Trading Companies accounts for open positions on the basis of mark to market accounting principles.  Any loss in the market value of the Trading Companies’ open positions is directly reflected in the Trading Companies’ earnings and cash flow.

The Trading Companies’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  VaR for a particular market sector is estimated by Demeter using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical daily changes in the value of a Trading Company’s portfolio value are based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio is sensitive.  The one-day 99% confidence level of the Trading Companies’ VaR corresponds to the reliability of the expectations that the Trading Company’s trading losses in one day will not exceed the maximum loss indicated by the VaR.  The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome.  Demeter uses approximately four years of daily market data and re-values its portfolio for each of the historical market moves that occurred over this period.  This enables Demeter to generate a distribution of daily “simulated profit and loss” outcomes.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of December 31, 2009 and 2008, Altis I, LLC’s total capitalization was $34,773,430 and $22,332,781, respectively.  The Partnership owned 100% and 100%, respectively, of Altis I, LLC.
Altis I, LLC
	December 31, 2009	December 31, 2008
Primary Market Risk Category	VaR	VaR
Interest Rate	(0.46)%	(1.14)%
Currency	(1.05)	(0.39)
Equity	(1.55)	(0.28)
Commodity	(1.43)	(1.44)
Aggregate Value at Risk	(3.20)%	(1.86)%

As of December 31, 2009 and 2008, Aspect I, LLC’s total capitalization was $47,000,259 and $31,463,489, respectively.  The Partnership owned 79% and 80%, respectively, of Aspect I, LLC.

Aspect I, LLC
	December 31, 2009	December 31, 2008
Primary Market Risk Category	VaR	VaR
Interest Rate	(1.28)%	(0.77)%
Currency	(0.37)	(0.13)
Equity	(2.03)	(0.04)
Commodity	(2.18)	(0.49)
Aggregate Value at Risk	(3.10)%	(0.96)%

As of December 31, 2009 and 2008, BHM I, LLC’s total capitalization was $154,003,687 and $111,329,373, respectively. The Partnership owned 29% and 19%, respectively, of BHM I, LLC.

BHM I, LLC
	December 31, 2009	December 31, 2008
Primary Market Risk Category	VaR	VaR
Interest Rate	(1.04)%	(0.42)%
Currency	(0.08)	(0.11)
Commodity	(3.14)	(1.44)
Aggregate Value at Risk	(3.44)%	(1.49)%

As of December 31, 2009 and 2008, Boronia I, LLC’s total capitalization was $36,516,821 and $35,479,831, respectively.  The Partnership owned 57% and 30% respectively of Boronia I, LLC.

Boronia I, LLC
	December 31, 2009	December 31, 2008
Primary Market Risk Category	VaR	VaR
Interest Rate	(0.72)%	(1.20)%
Currency	(0.48)	(0.21)
Equity	(1.27)	(0.47)
Commodity	(1.29)	(0.44)
Aggregate Value at Risk	(2.35)%	(1.18)%

As of December 31, 2009 and 2008, WNT I, LLC’s total capitalization was $46,704,449 and $30,358,491, respectively.  The Partnership owned 78% and 81%, respectively of WNT I, LLC.

WNT I, LLC
	December 31, 2009	December 31, 2008
Primary Market Risk Category	VaR	VaR
Interest Rate	(0.34)%	(0.38)%
Currency	(0.52)	(0.18)
Equity	(1.76)	(0.05)
Commodity	(0.75)	(0.26)
Aggregate Value at Risk	(2.36)%	(0.57)%

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

Because the business of the Trading Companies is the speculative trading of futures, forwards and options, the composition of their trading portfolio can change significantly over any given time period, or even within a single trading day.  Such changes could positively or negatively materially impact market risk as measured by VaR.

The tables below supplement the December 31, 2009 and 2008 VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2008 through December 31, 2009 and January 1, 2008 through December 31, 2008, respectively.

December 31, 2009
Altis I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.89)%	(0.46)%	(0.64)%
Currency	(1.05)	(0.35)	(0.77)
Equity	(2.23)	(0.13)	(1.05)
Commodity	(1.43)	(0.69)	(1.07)
Aggregate Value at Risk	(3.20)%	(1.27)%	(2.23)%

Aspect I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.34)%	(0.54)%	(1.11)%
Currency	(0.61)	(0.31)	(0.43)
Equity	(2.03)	(0.18)	(1.02)
Commodity	(2.18)	(0.45)	(1.06)
Aggregate Value at Risk	(3.10)%	(1.00)%	(1.95)%

BHM I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.04)%	(0.24)%	(0.68)%
Currency	(0.08)	(0.02)	(0.04)
Commodity	(3.59)	(2.76)	(3.09)
Aggregate Value at Risk	(4.12)%	(2.85)%	(3.35)%

Boronia I, LLC

Primary Market Risk Category	High	Low	Average
Interest Rate	(1.42)%	(0.59)%	(0.94)%
Currency	(0.48)	(0.08)	(0.30)
Equity	(1.27)	(0.10)	(0.65)
Commodity	(1.29)	(0.62)	(0.95)
Aggregate Value at Risk	(2.35)%	(1.31)%	(1.74)%

WNT I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.79)%	(0.34)%	(0.50)%
Currency	(0.87)	(0.37)	(0.64)
Equity	(1.76)	(0.09)	(0.81)
Commodity	(0.75)	(0.20)	(0.39)
Aggregate Value at Risk	(2.36)%	(0.66)%	(1.31)%

December 31, 2008
Altis I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.14)%	(0.33)%	(0.70)%
Currency	(0.97)	(0.33)	(0.55)
Equity	(0.97)	(0.28)	(0.50)
Commodity	(3.37)	(1.04)	(1.90)
Aggregate Value at Risk	(3.50)%	(1.48)%	(2.25)%

Aspect I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.77)%	(0.59)%	(0.67)%
Currency	(0.64)	(0.13)	(0.33)
Equity	(0.57)	(0.04)	(0.28)
Commodity	(1.41)	(0.49)	(0.81)
Aggregate Value at Risk	(1.69)%	(0.96)%	(1.20)%

BHM I, LLC

Primary Market Risk Category	High	Low	Average
Interest Rate	(0.45)%	(0.24)%	(0.39)%
Currency	(0.29)	(0.07)	(0.14)
Commodity	(2.08)	(1.44)	(1.71)
Aggregate Value at Risk	(2.10)%	(1.43)%	(1.68)%

Boronia I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.20)%	—	(0.33)%
Currency	(0.32)	—	(0.13)
Equity	(0.47)	—	(0.18)
Commodity	(0.46)	—	(0.23)
Aggregate Value at Risk	(1.18)%	—	(0.49)%

WNT I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.38)%	(0.19)%	(0.32)%
Currency	(0.50)	(0.15)	(0.30)
Equity	(0.47)	(0.05)	(0.23)
Commodity	(0.90)	(0.16)	(0.53)
Aggregate Value at Risk	(1.31)%	(0.57)%	(0.86)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership and the Trading Companies, give no indication of the Partnership’s potential “risk of ruin”.

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at December 31, 2009 and 2008, and for the four quarter-end reporting periods during calendar years 2009 and 2008.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership and the Trading Companies’ future financial performance or their ability to manage or monitor risk.  There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances.  These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MS&Co.; as of December 31, 2009, such amounts are equal to:
•	approximately 86% of Altis I, LLC’s net assets.
•	approximately 87% of Aspect I, LLC’s net assets.
•	approximately 92% of BHM I, LLC’s net assets.
•	approximately 93% of Boronia I, LLC’s net assets.
•	approximately 91% of WNT I, LLC’s net assets.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2009, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  The third largest market exposure of the Partnership at December 31, 2009, was to the global stock index sector, primarily to equity price risk in the G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At December 31, 2009, the Partnership’s primary exposures were to the S&P 500 (U.S.), DAX (Germany), Euro Stox 50 (Europe), FTSE 100 (United Kingdom), NASDAQ 100 (U.S.), SPI 200 (Australia), CAC 40 (France), NIKKEI 225 (Japan), HANG SENG (Hong Kong), Dow Jones 30 (U.S.), TAIWAN (Taiwan), IBEX 35 (Spain), OMX 30 (Sweden), Canadian S&P 60 (Canada), H-Shares (Hong Kong), S&P/MIB (Italy), Russell 2000 (U.S.), AEX (The Netherlands), S&P Midcap (U.S.), ALL SHARE (South Africa), TOPIX (Japan), Singapore Free (Singapore), and S&P Nifty (India) stock indices.  The Partnership is primarily exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate.  At December 31, 2009, the Partnership had market exposure to the global interest rate sector.  This exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability.  The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.  However, the Partnership also takes futures positions in the government debt of smaller countries – e.g., Australia.  Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.  At December 31, 2009, the Partnership had market exposure to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a number of currencies including cross-rate – i.e., positions between two currencies other than the U.S. dollar.  At December 31, 2009, the Partnership’s major exposures were to the British pound, Australian dollar, Japanese yen, euro, New Zealand dollar, Canadian dollar, Swiss franc, Swedish krona, Norwegian krone, Czech koruna, Hungarian forint, and Polish zloty currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals.  The largest market exposure of the Partnership at December 31, 2009, was to the markets that comprise these sectors.  Most of the exposure was to sugar, cocoa, wheat, corn, soybeans, coffee, soybean meal, cotton, live cattle, soybean oil, feeder cattle, orange juice, lean hogs, lumber, rubber, rapeseed, and fluid milk markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.  The second largest market exposure of the Partnership at December 31, 2009, was to the metals sector.  The Partnership’s metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, zinc, nickel, lead, and tin.  The Partnership also had exposure to precious metals, such as gold, palladium, silver, and platinum.  Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.

Energy.  At December 31, 2009, the Partnership had market exposure to the energy sector.  The Partnership’s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.  Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.  Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2009:

Foreign Currency Balances.  The Partnership’s major foreign currency balances at December 31, 2009, were in euros, British pounds, Japanese yen, Australian dollars, Canadian dollars, Hong Kong dollars, Swiss francs, South African rands, New Zealand dollars, Czech koruny, Swedish kroner, Hungarian forint, Singapore dollars, and Norwegian kroner.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related items of the Partnership are filed under this Item 8: Report of Deloitte & Touche LLP, independent registered public accounting firm, for the years ended December 31, 2009 and 2008, and the period from August 1, 2007 (commencement of operations) to December 31, 2007; Statements of Financial Condition as of December 31, 2009 and 2008; Statements of Operations for the years ended December 31, 2009 and 2008, and for the period from August 1, 2007 (commencement of operations) to December 31, 2007; Statements of Changes in Partners’ Capital for the years ended December 2009 and 2008, and for the period from August 1, 2007 (commencement of operations) to December 31, 2007; Statements of Cash Flows for the years ended December 31, 2009 and 2008, and for the period from August 1, 2007 (commencement of operations) to December 31, 2007; and Notes to Financial Statements.  Additional financial information has been filed as Exhibit 99.1, 99.2, 99.3, 99.4 and 99.5 to this Form 10-K.

Managed Futures Profile HV, L.P.
(formerly, Morgan Stanley Managed Futures HV, L.P.)
Report of Independent Registered Public Accounting Firm

To the Limited Partners and the General Partner of
Managed Futures Profile HV, L.P. (formerly, Morgan Stanley Managed Futures HV, L.P.):

We have audited the accompanying statements of financial condition of Managed Futures Profile HV, L.P. (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital, and cash flows for the years ended December 31, 2009 and 2008, and for the period from August 1, 2007 (commencement of operations) to December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Profile HV, L.P. at December 31, 2009 and 2008, and the results of its operations, changes in its partners’ capital, and its cash flows for the years ended December 31, 2009 and 2008, and for the period from August 1, 2007 (commencement of operations) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
   Deloitte & Touche LLP

New York, New York
March 26, 2010

MANAGED FUTURES PROFILE HV, L.P.
(formerly, Morgan Stanley Managed Futures HV, L.P.)
STATEMENTS OF FINANCIAL CONDITION

                                                                         December 31,
	2009	2008
ASSETS	$	$
Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	44,391,791	20,936,983
Investment in Aspect I, LLC	37,034,120	25,124,380
Investment in WNT I, LLC	36,488,601	24,453,928
Investment in Altis I, LLC	34,773,430	22,332,782
Investment in Boronia I, LLC	20,677,046	10,561,102

Total Investments in Affiliated Trading Companies, at fair value (cost $159,771,827 and $90,549,578, respectively)	173,364,988	103,409,175
Subscriptions receivable	5,901,540	–
Receivable from Affiliated Trading Companies	–	13,558,064

Total Assets	179,266,528	116,967,239

LIABILITIES
Payable to Affiliated Trading Companies	3,971,593	–
Redemptions payable	1,495,273	7,241,922

Total Liabilities	5,466,866	7,241,922

PARTNERS’ CAPITAL
Class A (78,373.994 and 46,349.723 Units, respectively)	97,264,166	59,691,122
Class B (18,794.498 and 12,869.463 Units, respectively)	23,606,083	16,690,009
Class C (35,719.371 and 24,072.194 Units, respectively)	45,405,413	31,437,299
Class D* (3,072.942 and 0 Units, respectively)	3,929,404	–
Class Z (2,760.791 and 1,439.906 Units, respectively)	3,594,596	1,906,887

Total Partners’ Capital	173,799,662	109,725,317

Total Liabilities and Partners’ Capital	179,266,528	116,967,239

NET ASSET VALUE PER UNIT
Class A	1,241.03	1,287.84
Class B	1,256.01	1,296.87
Class C	1,271.17	1,305.96
Class D*	1,278.71	N/A
Class Z	1,302.02	1,324.31

*Class D Units were issued beginning on March 1, 2009.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE HV, L.P.
(formerly, Morgan Stanley Managed Futures HV, L.P.)
STATEMENTS OF OPERATIONS
                                                     For the Period from
                                                        August 1, 2007
                             For the Years Ended                                              (commencement of
                              December 31,                                                       operations) to
	2009	2008	December 31, 2007
	$	$	$
EXPENSES
Ongoing Placement Agent fees	2,146,302	1,225,414	113,147
General Partner fees	1,347,606	775,629	66,097
Administrative fees	539,042	310,251	26,438

Total Expenses	4,032,950	2,311,294	205,682

NET INVESTMENT LOSS	(4,032,950)	(2,311,294)	(205,682)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION ON INVESTMENTS
Realized	318,858	4,182,219	—
Net change in unrealized appreciation
on investments	733,564	11,355,766	1,503,831

Total Realized/Net Change in Unrealized Appreciation on Investments	1,052,422	15,537,985	1,503,831

NET INCOME (LOSS)	(2,980,528)	13,226,691	1,298,149

NET INCOME (LOSS) ALLOCATION
Class A	(1,894,916)	7,007,055	823,171
Class B	(465,828)	1,917,639	192,683
Class C	(548,332)	4,088,048	264,374
Class D	(65,421)	—	—
Class Z	(6,031)	213,949	17,921

NET INCOME (LOSS) PER UNIT
Class A	(46.81)	218.76	69.08
Class B	(40.86)	225.59	71.28
Class C	(34.79)	232.48	73.48
Class D	(21.29)	—	—
Class Z	(22.29)	246.41	77.90

	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	59,455.318	34,493.061	10,049.845
Class B	15,111.994	9,576.305	2,250.448
Class C	28,796.229	20,301.258	2,956.934
Class D	3,072.942	—	—
Class Z	1,940.470	1,131.756	181.279

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE HV, L.P.
(formerly, Morgan Stanley Managed Futures HV, L.P.)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Years ended December 31, 2009 and 2008 and for the Period from August 1, 2007
 (commencement of operations) to December 31, 2007

	Class A	Class B	Class C	Class D*	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
August 1, 2007	5,460,085	1,052,619	1,710,000	—	82,000	8,304,704

Subscriptions	9,251,980	2,201,129	3,665,378	—	283,962	15,402,449

Net Income	823,171	192,683	264,374	—	17,921	1,298,149

Redemptions	(79,617)	—	—	—	—	(79,617)

Partners’ Capital,
December 31, 2007	15,455,619	3,446,431	5,639,752	—	383,883	24,925,685

Subscriptions	44,785,302	13,956,051	30,079,695	—	1,424,313	90,245,361

Net Income	7,007,055	1,917,639	4,088,048	—	213,949	13,226,691

Redemptions	(7,556,854)	(2,630,112)	8,370,196)	—	(115,258)	(18,672,420)

Partners’ Capital,
December 31, 2008	59,691,122	16,690,009	1,437,299	—	1,906,887	109,725,317

Subscriptions	54,672,744	14,627,175	29,081,361	3,994,825	2,627,699	105,003,804
Net Loss	(1,894,916)	(465,828)	(548,332)	(65,421)	(6,031)	(2,980,528)

Redemptions	(15,204,784)	(7,245,273)	(14,564,915)	—	(933,959)	(37,948,931)

Partners’ Capital,
December 31, 2009	97,264,166	23,606,083	45,405,413	3,929,404	3,594,596	173,799,662

* Class D Units were issued beginning on March 1, 2009.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE HV, L.P.
(formerly, Morgan Stanley Managed Futures HV, L.P.)
STATEMENTS OF CASH FLOWS

                                                                           For the Period from
                                                                        August 1, 2007
                                           For the Years Ended                                                  (commencement of
                                                         December 31,                                                              operations) to
	2009	2008	December 31, 2007
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(2,980,528)	13,226,691	1,298,149
Adjustments to reconcile net income (loss):
Purchases of Investments in Affiliated Trading Companies	(70,316,969)	(76,905,121)	(23,421,854)
Proceeds from sales of Investments in Affiliated Trading Companies	1,413,578	13,959,616	—
Realized	(318,858)	(4,182,219)	—
Net change in unrealized appreciation on investments	(733,564)	(11,355,766)	(1,503,831)

(Increase) decrease in operating assets:
Receivable from Affiliated Trading Companies	13,558,064	(13,558,064)	—

Increase in operating liabilities:
Payable to Affiliated Trading Companies	3,971,593	—	—

Net cash used for operating activities	(55,406,684)	(78,814,863)	(23,627,536)

CASH FLOWS FROM FINANCING ACTIVITIES

Initial offering	–	–	8,304,704
Cash received from offering of Units	99,102,264	90,245,361	15,402,449
Cash paid for redemptions of Units	(43,695,580)	(11,430,498)	(79,617)

Net cash provided by financing activities	55,406,684	78,814,863	23,627,536

Net change in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	—	—	—

The accompanying notes are an integral part of these financial statements.

Managed Futures Profile HV, L.P.
(formerly, Morgan Stanley Managed Futures HV, L.P.)
Notes to Financial Statements

1.  Organization

Managed Futures Profile HV, L.P. (formerly, Morgan Stanley Managed Futures HV, L.P.) (“Profile HV” or the “Partnership”) is one of the Partnerships in the Managed Futures Multi-Strategy Profile Series, (formerly, Morgan Stanley Managed Futures Multi Strategy Profile Series) comprised of the Partnership, Managed Futures Profile LV, L.P., and Managed Futures Profile MV, L.P. (collectively, the “Profile Series”), was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 7.  Financial Instruments of the Trading Companies).  The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies (each a “Trading Company” or collectively the “Trading Companies”), each of which allocates substantially all of its assets in the trading program of an unaffiliated commodity trading advisor (each a “Trading Advisor”, or collectively, the “Trading Advisors”) registered with the Commodity Futures Trading Commission, which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of the Limited Partnership Agreement of the Partnership.

The general partner of the Partnership and the trading manager of each Trading Company is Demeter Management LLC (“Demeter”) a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB”).  MSSB is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. (“Citigroup”).  Demeter may reallocate the Partnership’s assets to the different Trading Companies at its own discretion.

On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC.

Demeter does not believe that the change in its ownership had a material impact on the Partnership’s limited partners.  At all times Demeter served as the general partner of the Partnership and the trading manager of the Trading Companies and it continues to do so.  The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture.  The transaction closed on June 1, 2009.

Prior to June 1, 2009, Demeter was a wholly-owned subsidiary of Morgan Stanley.

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures HV, L.P. to Managed Futures Profile HV, L.P.  The name change does not have any impact on the operation of the Partnership or its limited partners.

Effective May 1, 2008, Profile HV allocated a portion of its assets to Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”) (formerly, Morgan Stanley Managed Futures GMF I, LLC).  Boronia I, LLC allocates substantially all of its assets to Boronia Capital Pty. Ltd. as the sole Trading Advisor to Boronia I, LLC.

The financial statements have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of December 31, 2009 and 2008, the Partnership’s cash balances were zero.

Units of limited partnership interest (“Units”) of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive either class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee (as described herein) are deemed to hold Class Z Units.  Demeter receives Class Z Units with respect to its investment in the Partnership.

Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement. In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Demeter’s sole discretion. Class Z Unit holders are not subject to paying the placement agent fee (as defined in Note 2).

2.  Summary of Significant Accounting Policies

Use of Estimates – The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. “GAAP”), which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures.  Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable.  Actual results could differ from these estimates.

Revenue Recognition – Net change in appreciation (depreciation) on investments in the Trading Companies is recorded based upon the proportionate share of the Partnership’s aggregate amount of the net performance recorded by each Trading Company.

Valuation of Investments in Affiliated Trading Companies – The Partnership’s investments in affiliated Trading Companies are stated at fair value which is based on (1) the Partnership’s net contribution to the Trading Companies and (2) its allocated share of the undistributed profits and losses, including realized and change in unrealized gains/losses of the Trading Company.

Net Income (Loss) per Unit – Net income (loss) per Unit is computed in accordance with the specialized accounting for Investment Companies as illustrated in the Financial Highlights Footnote (See Note 10. Financial Highlights) and is allocated to all partners at the end of each month in proportion to their respective opening capital accounts.

General Partner Fee – The Partnership pays Demeter a monthly administration fee equal to 1/12 of 1.0% (a 1.0% annual rate) of the net asset value of each Class in the Partnership at the beginning of each month for services in operating and managing the Partnership.

Placement Agent Fee – Morgan Stanley Smith Barney LLC, the principal subsidiary of MSSB, currently serves as the placement agent (the “Placement Agent”) and may appoint affiliates or third parties as additional Placement Agents.  The Partnership pays the Placement Agent an ongoing compensation on a monthly basis equal to a percentage of the net asset value of a limited partner’s Units as of the beginning of each month.

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

Certain limited partners who are not subject to the ongoing Placement Agent fee (as described herein) are deemed to hold Class Z Units.  The Placement Agent pays a portion of the ongoing Placement Agent fee it receives from the Partnership to the Morgan Stanley Smith Barney Financial Advisor or Private Wealth Management Investment Representative responsible for selling the Units to the limited partners.

Partnership Administrative Fee – The Partnership pays Demeter a monthly fee to cover all administrative, operating, offering, and organizational expenses (the “Partnership Administrative Fee”).  The monthly Partnership Administrative Fee is equal to 1/12th of 0.40% (a 0.40% annual rate) of the beginning of the month net asset value of the Partnership.

Continuing Offering – Units of the Partnership are offered in four Classes, identical in all material respects except for the ongoing Placement Agent fees charged. Units within the Partnership Class were initially offered at $1,000 per Unit, except for Class D shares which were initially offered on March 1, 2009, at $1,300.  Thereafter, Units are offered on a continuous basis as of the last of each month (a “Subscription Date”) at the net asset value per Unit for each Class as of the last day of the month.  The minimum subscription amount in the Partnership is $25,000, subject to the discretion of Demeter to accept a lower amount.  Prior to May 2009, the minimum subscription amount in the Partnership was $50,000.  The minimum subscription amount for ERISA/IRA investors is $10,000.  Additional subscriptions can be made in increments of $10,000 if a limited partner has already met the minimum subscription amount, subject to the discretion of Demeter to accept a lower amount.

Redemptions – Limited partners may redeem some or all of their Units at 100% of the net asset value per Unit as of the last day of any month (a “Redemption Date”).  The Request for Redemption must be delivered to a limited partner’s local Morgan Stanley Smith Barney Branch Office in time for it to be forwarded to and received by Demeter, no later than 3:00 p.m. New York City time, on the last Business Day of the month in which the redemption is to be effective. Investors must maintain a minimum investment in the Partnership of $10,000 unless an investor is withdrawing his or her entire investment.  Prior to May 2009, the minimum investment in the Partnership was $40,000, and $10,000 for ERISA/IRA investors.  Demeter may cause a limited partner to withdraw (in whole or in part) from the Partnership at any time and for any reason upon at least 5 days written notice.  Demeter will not cause a limited partner to withdraw if the value of his or her investment falls below the minimum described above due to the performance of the Partnership.  Demeter may also, in its sole discretion, permit redemptions by limited partners in any amount at any time.  There are no redemption charges.  Demeter endeavors to pay all redemptions within 10 business days after the applicable Redemption Date.  Demeter may suspend redemptions in certain circumstances.

Exchanges – Limited partners may redeem some or all of their Units at 100% of the net asset value per Unit in the Partnership on the Redemption Date and use the proceeds to purchase Units of any other Profile Series Partnership (a “Partnership Exchange”) on the Subscription Date. Each limited partner may also redeem Units in any other partnership operated by Demeter, and use the proceeds to purchase Units in any of the Profile Series Partnerships (a “Non-Partnership Exchange”) on the Subscription Date (subject to certain restrictions outlined in the Limited Partnership Agreement).

Units Outstanding by Share Class – The table below shows the Units outstanding by share Class for the Partnership as of December 31, 2009.

Share Class	A	B	C	D*	Z
Initial Offering of Units August 1, 2007	5,460.085	1,052.619	1,710.000	N/A	82.000
Subscriptions	9,075.642	2,164.500	3,543.689	N/A	274.140
Redemptions	(78.751)	—	—	N/A	—
Ending Units December 31, 2007	14,456.976	3,217.119	5,253.689	N/A	356.140

Subscriptions	38,071.395	11,845.704	25,312.471	N/A	1,181.006
Redemptions	(6,178.648)	(2,193.360)	(6,493.966)	N/A	(97.240)
Ending Units December 31, 2008	46,349.723	12,869.463	24,072.194	N/A	1,439.906

Subscriptions	44,214.323	11,716.404	23,042.943	3,072.942	2,042.936
Redemptions	(12,190.052)	(5,791.369)	(11,395.766)	—	(722.051)

Ending Units December 31, 2009	78,373.994	18,794.498	35,719.371	3,072.942	2,760.791

* The inception date for all share Classes is August 1, 2007 except for share Class D, which is

 March 1, 2009.

Distributions – Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter.  No distributions have been made to date. Demeter does not intend to make any distributions of the Partnership’s profits.

Income Taxes – No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues and expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

Accounting Standards Codification (“ASC”)  740-10-50-15, Income Taxes (which incorporates former Financial Accounting Standards Board (“FASB”) Statement No. 109 and FASB Interpretation No. 48, Income Taxes), clarifies the accounting for uncertainty in income taxes recognized in the Partnership’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of December 31, 2009.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statement of Operations.  Generally, 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

Dissolution of the Partnership – The Partnership may be terminated upon any of the circumstances first to occur (i) receipt by Demeter of a notice setting forth an election to terminate and dissolve the Partnership by limited partners holding not less than a Majority of Units (as defined in the Limited Partnership Agreement), with or without cause (ii) the withdrawal, insolvency, bankruptcy, dissolution, or liquidation of Demeter (iii) the occurrence of an event which shall make it unlawful for the existence of the Partnership to be continued or (iv) a determination by Demeter upon 60 days notice to the limited partners to terminate the Partnership.

Other Pronouncements – On July 1, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB ASC 105-10, Generally Accepted

Accounting Principles (“ASC 105-10” or the “Codification”).  ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12 addressing Fair Value Measurements and Disclosures, Topic ASC 820.  ASU No. 2009-12 amended Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share or its equivalent.  The amendments in ASU No. 2009-12 permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in ASU No. 2009-12 on the basis of the net asset value per share of the investment or its equivalent. Additionally, ASU No. 2009-12 requires disclosures by major category of investment about the attributes of the investments within the scope of the amendments, such as the nature of any restrictions on redemptions, any unfunded commitments and the investment strategies of the investees.  The amendments in ASU No. 2009-12 are effective for interim and annual periods ending after December 15, 2009.  Management believes that the adoption of ASU No. 2009-12 did not have a material impact on the financial statements of the Partnership.

The Partnership adopted ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events), which was issued in May 2009, and ASU No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which was issued in February 2010.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  ASC 855-10 is effective for the interim and annual periods ending after June 15, 2009 and ASU No. 2010-09 is effective immediately.  Management has performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment or disclosure in the December 31, 2009 financial statements.

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

3. Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Partnership is currently assessing the impact of adopting the ASU No. 2010-06.

In June 2009, the FASB issued ASC 810-10, Consolidation of Variable Interest Entities (formerly, SFAS 167, Amendments to FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities).  ASC 810-10 contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  ASC 810-10 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on any entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions.  ASC 810-10 is applicable for annual periods beginning after November 15, 2009, and interim periods thereafter.  Effective February 25, 2010, the FASB has decided to indefinitely defer the application of ASC 810-10 for certain entities.  Management believes that the Partnership meets the criteria for the indefinite deferral of the application of ASC 810-10.

4.  Trading Companies

Investments in Affiliated Trading Companies – The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represent the Partnership’s pro rata share of each Trading Company’s net asset value.  The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to brokerage commissions that would be payable upon the closing of open Futures Interests positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with U.S. GAAP.

The commodity brokers for the Trading Companies are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. acts as the counterparty on all trading of foreign currency forward contracts for all the Trading Companies.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts for all the Trading Companies.  MS&Co. and its affiliates act as custodians of the Trading Companies’ assets. MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures Altis I, LLC to Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”).

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures Aspect I, LLC to Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”).

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures BHM I, LLC to Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”).

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures GMF I, LLC to Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”).

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures WCM I, LLC to Morgan Stanley Smith Barney WNT I, LLC (“WNT I, LLC”).

On January 1, 2008, the portion of Morgan Stanley Smith Barney Spectrum Strategic, L.P.’s assets which are managed by Blenheim Capital Management, L.L.C. were initially invested as capital in Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”) (formerly, Morgan Stanley Managed Futures BHM I, LLC).  There is no material change to the investors as a result of the investment in this Trading Company.

Each Trading Company pays a brokerage fee to MS&Co. as described below.  Each Trading Company’s cash is on deposit with MS&Co. and MSIP in futures interests trading accounts to meet margin requirements as needed.

Demeter initially invested seed capital directly in all of the Trading Companies. As of March 31, 2008, Demeter has redeemed all seed capital investments in the Trading Companies.  All seed capital investments by Demeter in the Trading Companies participated on the same terms as the investments made by the Partnership in the Trading Companies.

The following table summarizes the Partnership’s investments in Affiliated Trading Companies as of December 31, 2009.  The Trading Companies in which the Partnership invested more than 5% of its net assets are individually identified. Each Trading Company pays each Trading Advisor a monthly management fee and a quarterly incentive fee equal to 20% of the trading profits earned (See Note 6 for further information).

Investment	% of Profile HV’s Partners’ Capital	Fair Value	Profile HV’s pro-rata Net Income/(Loss)	Management Fees	Incentive Fees	Administrative Fees
		$	$	$	$	$
BHM I, LLC	25.5	44,391,791	9,635,645	640,839	1,716,583	112,147
Aspect I, LLC	21.3	37,034,120	(3,159,762)	590,071	149	103,262
WNT I, LLC	21.0	36,488,601	(1,899,884)	582,516	179	101,940
Altis I, LLC	20.0	34,773,430	(2,714,885)	340,802	—	95,425
Boronia I, LLC	11.9	20,677,046	(808,692)	329,781	89	57,712

The strategy for each Trading Company is disclosed in Note 6. Trading Advisors to the Trading Companies.

For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis.  As of December 31, 2009, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

Valuation – Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the resulting net change in unrealized gains and losses is reflected in the change in unrealized appreciation (depreciation) on investments on open contracts from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

The Trading Companies may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest on the underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the fair value of a Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Trading Companies’ Statements of Financial Condition and are subsequently adjusted to fair values. The difference between the fair value of an option and the premiums received/premiums paid is treated as an unrealized gain or loss.

Revenue Recognition – Monthly, MS&Co. credits each Trading Company, with interest income on 100% of its average daily funds held at MS&Co.  Assets deposited with MS&Co. as margin will be credited with interest income at a rate approximately equivalent to what MS&Co. pays or charges other customers on such assets deposited as margin.  Assets not deposited as margin with MS&Co. will be credited with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of such interest payments, net assets do not include monies owed to each Trading Company on Futures Interests.

Fair Value of Financial Instruments – The fair value of each Trading Company’s assets and liabilities that qualify as financial instruments under ASC 825-10-50-10, Financial Instruments (formerly, SFAS No. 107, Disclosures About Fair Values of Financial Instruments), approximates the carrying amount presented in the Trading Company’s Statements of Financial Condition.

Foreign Currency Translation - The Trading Companies’ functional currency is the U.S. dollar; however, the Trading Companies may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Brokerage, Clearing and Transaction Fees – Each Trading Company accrues and pays brokerage, clearing and transaction fees to MS&Co.  Brokerage fees and transaction costs are paid as they are incurred on a half-turn basis at 100% of the rates MS&Co. charges retail commodity customers and parties that are not clearinghouse members.  In addition, the Trading Companies pay transactional and clearing fees as they are incurred.

Trading Company Administrative Fee – Each Trading Company pays Demeter a monthly fee to cover all administrative and operating expenses (the “Trading Company Administrative Fee”).  The monthly Trading Company Administrative Fee is equal to 1/12th of 0.35% (a 0.35% annual rate) of the beginning of the month net assets of each Trading Company.

5.  Related Party Transactions
The Partnership pays monthly administrative fees and General Partner fees to Demeter as described in Note 2.  The Partnership pays monthly Placement Agent fees to Morgan Stanley Smith Barney LLC as described in Note 2.

The cash held by each Trading Company is on deposit with MS&Co. and MSIP in futures interest trading accounts to meet margin requirements as needed.  MS&Co. pays each Trading Company at each month end interest income as described in Note 4.  Each Trading Company pays MS&Co. brokerage fees and transactions costs as described in Note 4.  Each Trading Company pays Demeter a monthly Trading Company Administrative Fee as described in Note 4.

6. Trading Advisors to the Trading Companies
Demeter retains certain commodity Trading Advisors to make all trading decisions for the Trading Companies.  The Trading Advisors and their strategies for each Trading Company as of December 31, 2009 are as follows:

Trading Company	Trading Advisor	Strategy
Altis I, LLC	Altis Partners (Jersey) Limited	Global Futures Program

Aspect I, LLC	Aspect Capital Limited	Aspect Diversified Program

BHM I, LLC	Blenheim Capital Management, L.L.C.	Global Markets Strategy Program (Futures/FX)

Boronia I, LLC	Boronia Capital Pty. Ltd.	Diversified Trading Program

WNT I, LLC	Winton Capital Management Limited	Diversified Trading Program

Effective April 28, 2008, Grinham Managed Funds Pty. Ltd. changed its name to Boronia Capital Pty. Ltd.

Compensation to the Trading Advisors by the Trading Companies consists of a management fee and an incentive fee as follows:

Management Fee – Each Trading Company pays its Trading Advisor a monthly management fee based on a percentage of Members’ Capital as described in the advisory agreement among each Trading Company, Demeter, and each Trading Advisor.

Incentive Fee – Each Trading Company pays each Trading Advisor a quarterly incentive fee equal to 20% of the trading profits earned by the applicable Trading Company.  Such fee is accrued on a monthly basis.

Trading profits represent the amount by which profits from Futures Interests trading exceed losses after management fees and administrative fees are deducted.  When a Trading Advisor experiences losses with respect to net assets as of the end of a calendar quarter, the Trading Advisor must recover such losses before that Trading Advisor is eligible for an incentive fee in the future.

7.  Financial Instruments of the Trading Companies

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

The Trading Companies’ contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Trading Companies account for their derivative investments as required by ASC 815-10-15, Derivatives and Hedging (formerly, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

(1)        One or more underlying notional amounts or payment provisions;

(2)	Requires no initial investment or a smaller initial net investment than would be required relative to changes in market factors;

(3)        Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

8.  Investment Risks

The Partnership’s investments in the Trading Companies expose the Partnership to various types of risks that are associated with Futures Interests trading and markets in which the Trading Companies invest.  The significant types of financial risks which the Trading Companies are exposed to are market risk, liquidity risk, and counterparty credit risk.

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

The credit risk on Futures Interests arises from the potential inability of counterparties to perform under the terms of the contracts.  Each Trading Company has credit risk because the commodity brokers will act as the futures commission merchants or the counterparties with respect to most of each Trading Company’s assets.  Each Trading Company’s exposure to credit risk associated with counterparty nonperformance is typically limited to the cash deposits with, or other form of collateral held by, the counterparty.

9.  Fair Value Measurements and Disclosures

As defined by ASC 820-10-55, Fair Value Measurements and Disclosures (formerly, SFAS No. 157, Fair Value Measurements) fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction, between market participants at the measurement date (exit price).  Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants).  Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

ASC 820-10-55 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 — unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 — inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 — unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

The Partnership adopted ASC 820-10-55 as of January 1, 2008. The adoption of ASC 820-10-55 did not have a material impact on the Partnership’s financial statements, other than enhanced financial statements disclosures.

The following tables summarize the valuation of the Partnership’s investments according to the level of the above ASC 820-10-55 fair value hierarchy as of December 31, 2009 and 2008, respectively:

December 31, 2009	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	$	$	$	$
Investment in BHM I, LLC	—	44,391,791	—	44,391,791
Investment in Aspect I, LLC	—	37,034,120	—	37,034,120
Investment in WNT I, LLC	—	36,488,601	—	36,488,601
Investment in Altis I, LLC	—	34,773,430	—	34,773,430
Investment in Boronia I, LLC	—	20,677,046	—	20,677,046

December 31, 2008
Assets
Investment in Aspect I, LLC	—	25,124,380	—	25,124,380
Investment in WNT I, LLC	—	24,453,928	—	24,453,928
Investment in Altis I, LLC	—	22,332,782	—	22,332,782
Investment in BHM I, LLC	—	20,936,983	—	20,936,983
Investment in Boronia I, LLC	—	10,561,102	—	10,561,102

At December 31, 2009, Profile HV’s investment in the Trading Companies represented approximately:  Aspect I, LLC 21.36%; WNT I, LLC 21.05%; Altis I, LLC 20.06%; BHM I, LLC 25.60%; and Boronia I, LLC 11.93%; of the total investments of Profile HV, respectively.

At December 31, 2008, Profile HV’s investment in the Trading Companies represented approximately: Aspect I, LLC 24.30%; WNT I, LLC 23.65%; Altis I, LLC 21.60%; BHM I, LLC 20.25%; and Boronia I, LLC 10.20% of the total investments of the Profile HV, respectively.

10.  Financial Highlights
	Class A	Class B	Class C	Class D	Class Z
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2009 (March 1, 2009 for Class D):	$ 1,287.84	$ 1,296.87	$ 1,305.96	$ 1,300.00	$ 1,324.31

NET OPERATING RESULTS:
Net investment loss	(42.15)	(36.35)	(30.32)	(22.68)	(18.00)
Net unrealized profit (loss)	(4.66)	(4.51)	(4.47)	1.39	(4.29)
Net loss	(46.81)	(40.86)	(34.79)	(21.29)	(22.29)

NET ASSET VALUE,
DECEMBER 31, 2009:	$ 1,241.03	$ 1,256.01	$ 1,271.17	$ 1,278.71	$ 1,302.02
RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.40%	-2.90%	-2.40%	-2.14%	-1.40%
Partnership expenses (2)	3.40%	2.90%	2.40%	2.14%	1.40%

TOTAL RETURN:	-3.63%	-3.15%	-2.66%	-1.64%	-1.68%

INCEPTION-TO-DATE RETURN	24.10%	25.60%	27.12%	-1.64%	30.20%
COMPOUND ANNUALIZED RETURN	9.33%	9.88%	10.42%	N/A	11.52%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2008:	$ 1,069.08	$1,071.28	$ 1,073.48	N/A	$ 1,077.90

NET OPERATING RESULTS:
Ney investment loss	(40.09)	(34.34)	(28.60)	N/A	(16.84)
Net unrealized profit	258.85	259.93	261.08	N/A	263.25
Net income	218.76	225.59	232.48	N/A	246.41

NET ASSET VALUE,
DECEMBER 31, 2008:	$ 1,287.84	$1,296.87	$ 1,305.96	N/A	$ 1,324.31
RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.39%	-2.89%	-2.39%	N/A	-1.39%
Partnership expenses (2)	3.39%	2.89%	2.39%	N/A	1.39%

TOTAL RETURN:	20.46%	21.06%	21.66%	N/A	22.86%

INCEPTION-TO-DATE RETURN	28.78%	29.69%	30.60%	N/A	32.43%
COMPOUND ANNUALIZED RETURN	19.49%	20.07%	20.67%	N/A	21.86%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
AUGUST 1, 2007: (1)	$ 1,000.00	$1,000.00	$ 1,000.00	N/A	$ 1,000.00

NET OPERATING RESULTS:
Net investment loss	(14.55)	(12.43)	(10.28)	N/A	(6.01)
Net unrealized profit	83.63	83.71	83.76	N/A	83.91
Net income	69.08	71.28	73.48	N/A	77.90

NET ASSET VALUE,
DECEMBER 31, 2007:	$ 1,069.08	$1,071.28	$ 1,073.48	N/A	$ 1,077.90
RATIOS TO AVERAGE NET ASSETS:
Net investment loss(3)	-3.38%	-2.88%	-2.38%	N/A	-1.39%
Partnership expenses (2)(3)	3.38%	2.88%	2.38%	N/A	1.39%

TOTAL RETURN:	6.91%	7.13%	7.35%	N/A	7.79%

RATIOS TO AVERAGE NET ASSETS FOR TRADING COMPANIES AS OF
DECEMBER 31, 2009:

Profile
HV
Interest Income	0.05%
Trading Company Administrative Fees	-0.35%
Management Fees	-1.84%
Incentive Fees	-1.27%

(1) Commencement date.
(2) Does not include the expenses of the Trading Companies in which the Partnership invests.
(3) Annualized.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter Ended	Total Trading Results	Net Income/(Loss)

2009
March 31	$(2,111,703)	$(2,961,486)
June 30	(3,602,016)	(4,506,371)
September 30	5,281,938	4,218,660
December 31	1,484,203	268,669

Total	$1,052,422	$ (2,980,528)

Net Income/(Loss) Per Unit

Share Class	Class A	Class B	Class C	Class D	Class Z
March 31	$(34.54)	$(33.09)	$(31.45)	$(20.54)	$(29.98)
June 30	(45.81)	(45.23)	(43.40)	(43.36)	(36.55)
September 30	34.87	36.23	38.20	38.43	41.22

December 31	(1.33)	1.23	1.86	4.18	3.02

Total	$(46.81)	$(40.86)	$(34.79)	$(21.29)	$(22.29)

Quarter Ended	Total Trading Results	Net Income/(Loss)

2008
March 31	$3,420,800	$3,110,621
June 30	7,355,711	6,813,249
September 30	(11,122,876)	(11,799,981)
December 31	15,884,350	15,102,802

Total	$15,537,985	$13,226,691

Net Income/(Loss) Per Unit

Share Class	Class A	Class B	Class C	Class Z
March 31	$108.54	$110.19	$111.86	$115.20
June 30	99.92	101.82	103.71	107.56
September 30	(161.37)	(160.64)	(159.88)	(158.34)
December 31	171.67	174.22	176.79	181.99

Total	$218.76	$225.59	$232.48	$246.41

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE

None.

Item 9A(T).  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this annual report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting
Demeter is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Demeter has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, Demeter used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework.  Demeter has concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this annual report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls
Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B.  OTHER INFORMATION
None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.  The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 45, is a Director, Chairman of the Board of Directors, and President of Demeter.  Mr. Davis is a Managing Director at Morgan Stanley Smith Barney and the Director of Morgan Stanley Smith Barney’s Managed Futures Department.  Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group.  Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds.  Mr. Davis received an M.B.A. in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. degree in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 54, is a Director of Demeter.  Mr. Zafran is a Managing Director at Morgan Stanley Smith Barney and in June 2009, was named Director of Annuities.  Previously, Mr. Zafran was Director of the Wealth Solutions Division.  Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer — Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations.  Subsequently, he was named Chief Administrative Officer of Morgan Stanley’s Client Solution Division in 2002.  Mr. Zafran, in addition of being a Director of Demeter, is a Director of Morgan Stanley Insurance Services, Inc., Morgan Stanley Smith Barney Insurance Services LLC, The Insured Retirement Institute and Community Hospice of Bergen County Inc., and Morgan Stanley Dean Witter Insurance Services (Arizona) Inc.  Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 44, is a Director of Demeter.  Mr. Ketterer is a Managing Director and Chief Operating Officer, Wealth Management Group, within Morgan Stanley Smith Barney.  Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as a head of the Product Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department, and Retirement & Equity Solutions Group), which offer products and services through Morgan Stanley’s Global Wealth Management Group.  Mr. Ketterer, in addition to being a Director of Demeter, is a Director of Morgan Stanley GWM Feeder Strategies LLC, Morgan Stanley HedgePremier GP LLC, and Morgan Stanley Offshore Investment Company Ltd.  Mr. Ketterer received his M.B.A. from New York University’s Leonard N. Stern School of Business and his B.S. degree in Finance from the University at Albany’s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 51, is a Director of Demeter. Mr. Handler serves as an Executive Director at Morgan Stanley in the Global Wealth Management Group.  Mr. Handler works in the Capital Markets Division as Equity Business Officer.  Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee and manages the Stock Lending business.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, Futures and Annuities.  Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a predecessor company to Morgan Stanley.  He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter.  Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.  Additional work included building a computerized Futures Trading System and writing a history of the company.  Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective March 20, 2008, Mr. Jose Morales, age 33, is a Director of Demeter.  Mr. Morales has been a principal of Demeter since June 23, 2008.  Mr. Morales is an Executive Director at Morgan Stanley Smith Barney and is the Associate Director of its New Products Committee.  Prior to his current role, Mr. Morales headed the Product Development Group for Morgan Stanley & Co. Incorporated’s Global Wealth Management business since August 2007.  Mr. Morales joined Morgan Stanley in September 1998 as an analyst in the investment management division, and subsequently held positions in the

Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007.  Prior to his appointment as a director of Demeter, Mr. Morales served as a member of the managed Futures Investment Management Committee from March of 2005 until March of 2008.  Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective May 11, 2006, Mr. Michael McGrath, age 41, is a Director of Demeter.  Mr. McGrath is a Managing Director at Morgan Stanley Smith Barney and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney. He also serves on the Management Committee of the Global Wealth Management Group.   Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley & Co. Incorporated as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley & Co. Incorporated’s Global Wealth Management Group.  Mr. McGrath joined Morgan Stanley & Co. Incorporated in May 2004, after three years with Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois.  At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor.  Mr. McGrath, in addition to being a Director of Demeter is a Director of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC.  Mr. McGrath received his B.A. degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents.  He received his M.B.A. in Finance from New York University in 1996.

Effective September 22, 2006, Mr. Jacques Chappuis, age 40, is a Director of Demeter.  Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investment Partners.  He joined Morgan Stanley in 2006 and has 16 years of relevant industry experience.  Prior to his current role, he was Head of Alternative Investments for Morgan Stanley’s Global Wealth Management Group responsible for all aspects of the alternative investments platform including Morgan Stanley’s industry-leading managed futures fund of fund business and customized hedge fund portfolio business.  Mr. Chappuis has experience managing Fund of Fund organizations.  Demeter previously reported to him, as did Graystone Consulting, as does Morgan Stanley Alternative Investment Partners currently.  Before joining Morgan Stanley, Jacques was Head of Alternative Investments for Citigroup’s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments.  In both roles, Jacques’ responsibilities spanned the spectrum of alternative investments including hedge funds, private equity, and real estate, among others.  Previously, Jacques was a consultant at the Boston Consulting Group where he focused on the financial services sector, and an investment banker at Bankers Trust Company.  Mr. Jacques Chappuis, in addition of being a Director of Demeter, is a Director of Morgan Stanley AIP Funding Inc. and Morgan Stanley HedgePremier GP LLC, Chairman of Morgan Stanley AIP (Cayman) GP Ltd., Morgan Stanley Alpha Institutional Cayman Fund SPC, Morgan Stanley Alternative Investments Inc., Morgan Stanley HedgePremier GP

LLC, Morgan Stanley Institutional Cayman Fund SPC, and Morgan Stanley Opportunistic Cayman Fund SPC, Managing Director of Morgan Stanley AIP (Cayman) GP Ltd., Morgan Stanley AIP Funding Inc., Morgan Stanley Alternative Investments Inc., Morgan Stanley Institutional Cayman Fund SPC, Morgan Stanley Investment Management Inc., Morgan Stanley Opportunistic Cayman Fund SPC, Morgan Stanley SCRSIC Strategic Partnership GP Inc., and Morgan Stanley Alpha Institutional Cayman Fund SPC, and  President of Morgan Stanley Alpha Institutional Cayman Fund SPC, Morgan Stanley SCRSIC Strategic Partnership GP Inc., and Morgan Stanley HedgePremier GP LLC.  Mr. Chappuis was a Director, Chairman, and President of Morgan Stanley GWM Feeder Strategies LLC from February 2007 to September 2009.  Mr. Chappuis received an M.B.A. with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. degree in Finance from Tulane University in 1991.

Effective December 3, 2007, Mr. Christian Angstadt, age 48, serves as Chief Financial Officer of Demeter.  He is an Executive Director within Morgan Stanley’s Financial Control Group.  Mr. Angstadt also serves as Chief Financial Officer for Morgan Stanley Trust NA, and is responsible for the financial management of the regulated bank.  Since joining Morgan Stanley in April 1990, Mr. Angstadt has held several positions within the firm’s Financial Control Group, mostly supporting the Asset Management segment (including Chief Financial Officer for Morgan Stanley Asset Management Operations and Morgan Stanley Trust FSB).  Mr. Angstadt received a B.A. degree in Accounting from Montclair University.

All of the foregoing directors have indefinite terms.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2009, were timely and correctly made.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Partnership is operated by its general partner, Demeter.  The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley or Morgan Stanley Smith Barney and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www. morganstanley.com/individual/ourcommitment/codeofconduct.html.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee.  However, Demeter has a Disclosure Committee that meets quarterly to review periodic filings made by the Partnership for which Demeter acts as the general partner.  Demeter’s Disclosure Committee reports directly to the Board of Directors of Demeter which serves as its audit committee.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers.  As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Security Ownership of Certain Beneficial Owners – At December 31, 2009, there were no persons known to be beneficial owners of more than 5 percent of the outstanding Units of the Partnership.

(b)  Security Ownership of Management - At December 31, 2009, the officers and directors of Demeter did not own any Units.

(c)  Changes in Control – None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
 DIRECTOR INDEPENDENCE

For a description of the relationships between the Demeter, Commodity Brokers, counterparties, and Trading Advisors refer to Note 4 - "Trading Companies" of "Notes to Financial Statements", in the Financial Statements of the Partnership, which are included in Item 8 of this Form 10-K.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co. on behalf of the Partnership, pays all accounting fees.  The Partnership reimburses MS&Co. through the partnership administrative fee it pays, as discussed in the Notes to Financial Statements which are included in Item 8 of this Form 10-K.

(1)  Audit Fees.  The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q, and in connection with statutory and regulatory filings were approximately $178,478 for the year ended December 31, 2009, and $304,735 for the year ended December 31, 2008.

(2)  Audit-Related Fees.  None.

(3)  Tax Fees.  The Partnership did not pay Deloitte & Touche LLP any amounts in 2009 and 2008 for professional services in connection with tax compliance, tax advice, and tax planning.  The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership.  The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership.  Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by MS&Co. through the Partnership administrative fee paid for by the Partnership are approved by Morgan Stanley’s Board Audit Committee and the Board of Directors of Demeter.

PART IV
Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm are filed in Item 8 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition as of December 31, 2009 and December 31, 2008.

-	Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (commencement of operations) to December 31, 2007.

-	Statements of Changes in Partners’ Capital for the years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (commencement of operations) to December 31, 2007.

-	Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (commencement of operations) to December 31, 2007.

-           Notes to Financial Statements.

Additionally, financial statements of the Trading Companies required by Regulation S-X are filed as Exhibit 99.1, 99.2, 99.3, 99.4 and 99.5 to this Form 10-K.

2. Listing of Financial Statement Schedules
None.

3. Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-3.

SIGNATURE

Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAGED FUTURES PROFILE HV, L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

March 30, 2010	By:	/s/Walter Davis
Walter Davis,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management LLC

BY:	/s/	Walter Davis	March 30, 2010
Walter Davis, President

	/s/	Frank Zafran	March 30, 2010
Frank Zafran, Director

	/s/	Douglas J. Ketterer	March 30, 2010
Douglas J. Ketterer, Director

	/s/	Harry Handler	March 30, 2010
Harry Handler, Director

	/s/	Jose A. Morales	March 30, 2010
Jose A. Morales, Director

	/s/	Michael P. McGrath	March 30, 2010
Michael P. McGrath, Director

	/s/	Jacques Chappuis	March 30, 2010
Jacques Chappuis, Director

	/s/	Christian Angstadt	March 30, 2010
Christian Angstadt, Chief Financial Officer

EXHIBIT INDEX
ITEM

1.1!
Placement Agent Agreement dated June 1, 2007 by and among Morgan Stanley Managed Futures LV, L.P., Morgan Stanley Managed Futures MV, L.P., Morgan Stanley Managed Futures HV, L.P., Demeter Management Corporation and Morgan Stanley & Co. Incorporated.

3.1!	Certificate of Limited Partnership of Morgan Stanley Managed Futures HV, L.P., dated February 22, 2007.

3.2+	Second Amended and Restated Limited Partnership Agreement of the Registrant, dated as of May 31, 2009.

3.3+	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of June 1, 2009.

3.4†	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of October 1, 2009

10.1!	Form of Operating Agreement for the Trading Companies.

10.2*!	Advisory Agreement among Morgan Stanley Managed Futures Altis I, LLC, Demeter Management Corporation and Altis Partners (Jersey) Limited, dated April 30, 2007.

10.3*!	Advisory Agreement among Morgan Stanley Managed Futures Aspect I, LLC, Demeter Management Corporation and Aspect Capital Limited, dated April 30, 2007.

10.4*!	Advisory Agreement among Morgan Stanley Managed Futures BHM I, LLC, Demeter Management Corporation and Blenheim Capital Management, L.L.C., dated May 15, 2007.

10.5*!	Advisory Agreement among Morgan Stanley Managed Futures WCM I, LLC, Demeter Management Corporation and Winton Capital Management Limited, dated April 30, 2007.

10.6!	Form of Subscription and Exchange Agreement and Power of Attorney.

10.7!
Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto, and Demeter Management Corporation, dated as of November 28, 2007.

10.8!	Customer Agreement among Morgan Stanley & Co. International plc and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.

E-1

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

E-2

99.1	Morgan Stanley Smith Barney Altis I, LLC Financial Statements.

99.2	Morgan Stanley Smith Barney Aspect I, LLC Financial Statements.

99.3	Morgan Stanley Smith Barney BHM I, LLC Financial Statements.

99.4	Morgan Stanley Smith Barney Boronia I, LLC Financial Statements.

99.5	Morgan Stanley Smith Barney WNT I, LLC Financial Statements.

_____________________________

!	Incorporated herein by reference from the Registrant’s Form 10 filed on August 8, 2008.

+	Incorporated herein by reference from the Registrant’s Form 8-K, filed on June 4, 2009.

†	Incorporated herein by reference from the Registrant’s Form 8-K, filed on October 1, 2009.

*	Confidential treatment has been granted with respect to the omitted portions of this exhibit.

E-3