Form 10-Q
period 2010-06-30
Managed Futures Profile HV, L.P.
filed 2010-08-13
CIK 1428040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010 or

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

MANAGED FUTURES PROFILE HV, L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2010 and 2009	4

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

	Notes to Financial Statements	6-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-45

Item 4.	Controls and Procedures	45-46

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Securities and Use of Proceeds	47

Item 6.	Exhibits	47

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PROFILE HV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	45,164,259	44,391,791
Investment in WNT I, LLC	39,217,871	36,488,601
Investment in Aspect I, LLC	39,127,088	37,034,120
Investment in Altis I, LLC	37,307,771	34,773,430
Investment in Boronia I, LLC	22,183,376	20,677,046

Total Investments in Affiliated Trading Companies, at fair value (cost $173,343,354 and $159,771,827, respectively)	183,000,365	173,364,988
Subscriptions receivable	3,744,342	5,901,540

Total Assets	186,744,707	179,266,528

LIABILITIES

Payable to Affiliated Trading Companies	2,153,462	3,971,593
Redemptions payable	1,130,533	1,495,273

Total Liabilities	3,283,995	5,466,866

PARTNERS’ CAPITAL
Class A (87,384.576 and 78,373.994 Units, respectively)	104,727,370	97,264,166
Class B (20,383.142 and 18,794.498 Units, respectively)	24,785,681	23,606,083
Class C (37,344.239 and 35,719.371 Units, respectively)	46,073,962	45,405,413
Class D* (3,072.942 and 3,072.942 Units, respectively)	3,818,567	3,929,404
Class Z (3,192.848 and 2,760.791 Units, respectively)	4,055,132	3,594,596

Total Partners’ Capital	183,460,712	173,799,662

Total Liabilities and Partners’ Capital	186,744,707	179,266,528

NET ASSET VALUE PER UNIT
Class A	1,198.47	1,241.03
Class B	1,215.99	1,256.01
Class C	1,233.76	1,271.17
Class D*	1,242.64	1,278.71
Class Z	1,270.07	1,302.02

* Class D Units were issued beginning on March 1, 2009.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE HV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	738,694	481,207	1,436,348	934,577
General Partner fees	458,580	302,249	892,762	585,401
Administrative fees	183,432	120,899	357,105	234,160

Total Expenses	1,380,706	904,355	2,686,215	1,754,138

NET INVESTMENT LOSS	(1,380,706)	(904,355)	(2,686,215)	(1,754,138)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON
INVESTMENTS
Realized	680,733	220,316	680,733	318,858
Net change in unrealized depreciation
on investments	(6,830,796)	(3,822,332)	(3,936,150)	(6,032,577)

Total Realized/Net Change in Unrealized Depreciation on Investments	(6,150,063)	(3,602,016)	(3,255,417)	(5,713,719)

NET LOSS	(7,530,769)	(4,506,371)	(5,941,632)	(7,467,857)

NET LOSS ALLOCATION
Class A	(4,401,418)	(2,511,815)	(3,537,010)	(4,171,315)
Class B	(999,061)	(642,518)	(780,352)	(1,088,891)
Class C	(1,825,737)	(1,151,786)	(1,415,699)	(1,900,768)
Class D	(152,402)	(133,241)	(110,837)	(196,366)
Class Z	(152,151)	(67,011)	(97,734)	(110,517)

NET LOSS PER UNIT *
Class A	(51.78)	(45.81)	(42.56)	(81.06)
Class B	(50.94)	(45.23)	(40.02)	(78.62)
Class C	(50.06)	(43.40)	(37.41)	(75.47)
Class D	(49.60)	(43.36)	(36.07)	(63.90)
Class Z	(48.18)	(36.55)	(31.95)	(67.24)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	84,710.852	54,835.428	82,547.588	51,461.407
Class B	19,557.896	14,204.432	19,282.042	13,849.363
Class C	36,193.565	26,538.253	35,741.034	25,185.449
Class D	3,072.942	3,072.942	3,072.942	3,072.942
Class Z	3,123.585	1,833.582	3,002.419	1,643.546

*Based on the change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE HV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2009	97,264,166	23,606,083	45,405,413	3,929,404	3,594,596	173,799,662

Subscriptions	16,414,314	2,937,278	6,332,689	–	608,496	26,292,777

Net Loss	(3,537,010)	(780,352)	(1,415,699)	(110,837)	(97,734)	(5,941,632)

Redemptions	(5,414,100)	(977,328)	(4,248,441)	–	(50,226)	(10,690,095)

Partners’ Capital,
June 30, 2010	104,727,370	24,785,681	46,073,962	3,818,567	4,055,132	183,460,712

Partners’ Capital,
December 31, 2008	59,691,122	16,690,009	31,437,299	–	1,906,887	109,725,317

Subscriptions	27,220,039	6,865,931	20,976,536	3,994,825	1,436,397	60,493,728

Net Loss	(4,171,315)	(1,088,891)	(1,900,768)	(196,366)	(110,517)	(7,467,857)

Redemptions	(9,846,470)	(3,916,661)	(12,210,474)	–	(674,668)	(26,648,273)

Partners’ Capital,
June 30, 2009	72,893,376	18,550,388	38,302,593	3,798,459	2,558,099	136,102,915

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2009	78,373.994	18,794.498	35,719.371	3,072.942	2,760.791	138,721.596

Subscriptions	13,437.000	2,385.623	5,029.208	–	471.531	21,323.362

Redemptions	(4,426.418)	(796.979)	(3,404.340)	–	(39.474)	(8,667.211)

Ending Units,
June 30, 2010	87,384.576	20,383.142	37,344.239	3,072.942	3,192.848	151,377.747

Beginning Units,
December 31, 2008	46,349.723	12,869.463	24,072.194	–	1,439.906	84,731.286

Subscriptions	21,871.591	5,456.653	16,554.977	3,072.942	1,115.188	48,071.351

Redemptions	(7,836.840)	(3,104.561)	(9,495.417)	–	(515.051)	(20,951.869)

Ending Units,
June 30, 2009	60,384.474	15,221.555	31,131.754	3,072.942	2,040.043	111,850.768

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE HV, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(5,941,632)	(7,467,857)

Adjustments to reconcile net loss:
Purchases of Investments in Affiliated Trading Companies	(16,320,459)	(39,483,281)
Proceeds from sale of Investments in Affiliated Trading Companies	3,429,665	1,413,578
Realized	(680,733)	(318,858)
Net change in unrealized depreciation on investments	3,936,150	6,032,577

Decrease in operating assets:
Receivable from Affiliated Trading Companies	–	13,558,064

Increase (decrease) in operating liabilities:
Payable to Affiliated Trading Companies	(1,818,131)	13,600,497

Net cash used for operating activities	(17,395,140)	(12,665,280)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	28,449,975	44,864,882
Cash paid for redemptions of Units	(11,054,835)	(32,199,602)

Net cash provided by financing activities	17,395,140	12,665,280

Net change in cash	–	–
Cash at beginning of period	–	–
Cash at end of period	–	–

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement.  The non-clearing commodity broker for the Trading Companies is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated ("MS&Co.").  Morgan Stanley & Co. International plc ("MSIP") acts as each Trading Company’s clearing commodity broker to the extent it trades on the London Metal Exchange (collectively, MS&Co. and MSIP are referred to as the "Commodity Brokers").  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparties are MS&Co. and/or Morgan Stanley Capital Group Inc. ("MSCG") to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the "Fund of Funds" approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a "Trading Advisor" or collectively, the "Trading Advisors") for the Partnership at June 30, 2010, are as follows:

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

Demeter Management LLC (“Demeter”), the general partner of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

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

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement.  In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Demeter’s sole discretion.  Class Z Unit holders are not subject to paying the ongoing placement agent fee.

2.  Related Party Transactions
The cash held by each Trading Company is on deposit with MS&Co., MSIP, and MSSB in futures interest trading accounts to meet margin requirements as needed.  MSSB pays each Trading Company at each month end interest income on 100% of its average daily funds held at MSSB.  Assets deposited with MS&Co. as margin are credited with interest income at a rate approximately equivalent to what MS&Co. pays or charges other customers on such assets deposited as margin.  Assets not deposited as margin with MS&Co. are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  For purposes of such interest payments, net assets do not include monies owed to the Trading Companies on Futures Interests.  MS&Co. and MSSB will retain any excess interest not paid to each Trading Company.

The Partnership pays monthly administrative fees and general partner fees to Demeter.  The Partnership pays to MSSB, the principal subsidiary of MSSBH, ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies’ contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Trading Companies account for their derivative investments as required by the Derivatives and Hedging as required by the FASB Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more underlyings and b) notional amounts or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

June 30, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	45,164,259	n/a	45,164,259
Investment in WNT I, LLC	–	39,217,871	n/a	39,217,871
Investment in Aspect I, LLC	–	39,127,088	n/a	39,127,088
Investment in Altis I, LLC	–	37,307,771	n/a	37,307,771
Investment in Boronia I, LLC	–	22,183,376	n/a	22,183,376

December 31, 2009
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	44,391,791	n/a	44,391,791
Investment in Aspect I, LLC	–	37,034,120	n/a	37,034,120
Investment in WNT I, LLC	–	36,488,601	n/a	36,488,601
Investment in Altis I, LLC	–	34,773,430	n/a	34,773,430
Investment in Boronia I, LLC	–	20,677,046	n/a	20,677,046

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

At June 30, 2010, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 24.62%; WNT I, LLC 21.38%; Aspect I, LLC 21.33%; Altis I, LLC 20.34%; and Boronia I, LLC 12.09% of Profile HV’s Partners’ Capital, respectively.

At December 31, 2009, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 25.54%; Aspect I, LLC 21.31%; WNT I, LLC 20.99%; Altis I, LLC 20.01%; and Boronia I, LLC 11.90% of Profile HV’s Partners’ Capital, respectively,

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2010 and 2009, respectively, in accordance with Rule   3-09 of Regulation S-X, as follows:

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended June 30, 2010	Investment Income/(Loss)	Net Investment (Loss)	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(3,362)	(310,861)	(12,888,335)	(13,199,196)
WNT I, LLC	268	(473,865)	1,525,950	1,052,085
Aspect I, LLC	(680)	(322,174)	219,680	(102,494)
Altis I, LLC	14,152	(162,846)	(2,470,516)	(2,633,362)

For the Six Months Ended June 30, 2010	Investment Income/(Loss)	Net Investment (Loss)	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(6,150)	(600,902)	(17,575,716)	(18,176,618)
WNT I, LLC	348	(770,738)	3,790,747	3,020,009
Aspect I, LLC	(2,097)	(628,146)	2,213,764	1,585,618
Altis I, LLC	20,613	(313,402)	(478,530)	(791,932)

For the Three Months Ended June 30, 2009	Investment Income/(Loss)	Net Investment (Loss)	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	2,346	(362,704)	11,234,551	10,871,847
WNT I, LLC	(714)	(213,680)	(2,129,349)	(2,343,029)
Aspect I, LLC	(934)	(232,487)	(4,248,457)	(4,480,944)
Altis I, LLC	7,002	(98,870)	(532,176)	(631,046)

For the Six Months Ended June 30, 2009	Investment Income	Net Investment (Loss)	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	24,627	(515,304)	18,563,928	18,048,624
WNT I, LLC	4,224	(405,018)	(2,468,814)	(2,873,832)
Aspect I, LLC	5,024	(428,364)	(4,790,493)	(5,218,857)
Altis I, LLC	22,447	(188,555)	(1,943,513)	(2,132,068)

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It is effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

(c)  Financial Instruments
In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

This guidance is effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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

 (e)  Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In September 2009, the FASB issued updated guidance on Fair Value Measurement and Disclosures-Overall for the fair value measurement of investments in certain entities that calculate net asset value per share or its equivalent.  The updated guidance permits a reporting entity to measure the fair value of an investment that is within the scope of the updated guidance on the basis of the net asset value per share of the investment or its equivalent.  Additionally, the updated guidance requires disclosures by major category of investment about the attributes of the investments within the scope of the amendments, such as the nature of any restrictions on redemptions, any unfunded commitments and the investment strategies of the investees.  The updated guidance

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

is effective for interim and annual periods ending after December 15, 2009.  Management believes that the adoption of this guidance did not have a material impact on the financial statements of the Partnership.

(f)  Improving Disclosures about Fair Value Measurements
In January 2010, the FASB issued guidance, which, among other things, amends fair value measurements and disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

(g)  Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities.  It contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended

June 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 20 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Operations as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Realized trading gain (loss)” when open positions are closed out.  The sum of these amounts constitutes the Trading Company’s trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day.

For the Three and Six Months Ended June 30, 2010
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(6,150,063)   and expenses totaling $1,380,706, resulting in net a loss of $7,530,769 for the three months ended June 30, 2010.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/10	NAV at 3/31/10

A	$1,198.47	$1,250.25
B	$1,215.99	$1,266.93
C	$1,233.76	$1,283.82
D	$1,242.64	$1,292.24
Z	$1,270.07	$1,318.25

The most significant trading losses of approximately 2.4% were recorded within the global stock index sector during May and June from long positions in U.S., European, and Pacific Rim equity index futures as prices reversed lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Prices also fell due to concerns over weakening growth in China and a slump in U.S. consumer confidence.  Within the metals complex, losses of approximately 2.3% were incurred throughout the quarter from long positions in copper, aluminum, and zinc futures as prices were pressured lower on concern that demand for base metals might be slipping after reports signaled a deteriorating economic outlook in China and the U.S., the world’s top base metals consumers.  Elsewhere, long positions in palladium futures resulted in losses as prices dropped in May and June on the aforementioned concerns regarding China’s economic impact on metals demand.  Losses of approximately 1.6% were incurred within the energy sector primarily during May from long futures positions in crude oil and its related products as prices declined on continued worries that Europe’s aforementioned debt troubles might slow down the global economic recovery and thereby weaken energy demand. Elsewhere, short positions in natural gas futures resulted in losses as prices reversed higher during the first half of the month after a U.S. government report showed that stockpiles grew less than forecast. During June, additional losses were incurred from short futures positions in crude oil and its related products, as well as in natural gas, as prices reversed higher following news that crude inventories dropped the most in six months and on speculation that the first tropical storm of the hurricane season may form and disrupt production in the Gulf of Mexico.  Within the agricultural complex, losses of approximately 0.9% were experienced during April and May from long positions in sugar futures as prices fell on speculation that higher production in Brazil and India may help leave ample global supplies.  Lastly, short futures positions in wheat, corn, and soybeans experienced losses primarily during April and June as prices rose amid supply concerns.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 4.7% achieved in the global interest rate sector from long positions in U.S., European, and Pacific Rim fixed-income futures as prices trended higher throughout the quarter due to increased “safe haven” demand as investors remained concerned about the stability of the economic recovery. Prices also rose as the European Central Bank left interest rates at a record low after Europe’s sovereign debt crisis forced it to start buying government bonds.  Smaller gains of 0.2% were experienced in the currency sector throughout the quarter from short positions in the euro versus the U.S. dollar and Japanese yen as the value of the euro declined against these currencies amid concern Greece might struggle to raise further funds and after reports of political discord in Europe, thus reigniting worries about the stability of the region’s economy.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(3,255,417) and expenses totaling $2,686,215, resulting in a net loss of $5,941,632 for the six months ended June 30, 2010.  The partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/10	NAV at 12/31/09

A	$1,198.47	$1,241.03
B	$1,215.99	$1,256.01
C	$1,233.76	$1,271.17
D	$1,242.64	$1,278.71
Z	$1,270.07	$1,302.02

The most significant trading losses of approximately 2.5% were recorded in the agricultural complex, primarily during February, March, April, and May, from long futures positions in sugar as prices reversed lower and continued to fall amid easing supply concerns following news that production might rise in Brazil, India, and Thailand, three of the world’s largest sugar producers.  Additional losses were recorded, primarily during January and March, from long positions in corn futures as prices fell on speculation that warmer weather in the central U.S. may improve planting conditions.  Losses were also incurred during May as corn prices declined after the Chinese government said it might toughen measures to curb speculation in agricultural commodities and stabilize prices.  Within the global stock index sector, losses of approximately 2.5% were incurred during January from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower amid disappointing U.S. corporate earnings reports. Further losses were experienced during May and June from long positions in U.S., European, and Pacific Rim equity index futures as prices reversed lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Prices also fell due to concerns over weakening growth in China and a slump in U.S. consumer confidence.  Losses of approximately 1.6% were experienced in the metals complex during January, April, May, and June from long positions in copper, aluminum, and zinc futures as prices were pressured lower on concern that demand for base metals might be slipping after reports signaled a deteriorating economic outlook in China and the U.S., the world’s top base metals consumers.  Within the energy sector, losses of approximately 1.3% were experienced primarily during January and May from long futures positions in crude oil and its related products as prices declined on continued worries that a slow down in the global economic recovery may weaken energy demand. During June, newly established short futures positions in crude oil and its related products resulted in losses as prices reversed higher following news that crude inventories dropped the most in six months.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 6.1% achieved in the global interest rate sector from long positions in European, U.S., and Japanese fixed-income futures as prices trended higher throughout a majority of the first half of the year due to increased “safe haven” demand as investors remained concerned about the stability of the economic recovery.  Smaller gains of approximately 1.8% were experienced in the currency sector, primarily during January and February, from short positions in the euro and British pound versus the U.S. dollar and Japanese yen as the value of these European currencies decreased amid concerns regarding Greece’s mounting debt burden.  Additional gains were achieved as the value of the euro and British pound declined throughout a majority of the second quarter after reports of political discord in Europe, thus reigniting worries about the stability of the region’s economy.

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(3,602,016) and expenses totaling $904,355, resulting in a net loss of $4,506,371 for the three months ended June 30, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 6/30/09	NAV at 3/31/09

A	$1,207.16	$1,253.46
B	$1,218.69	$1,263.84
C	$1,230.34	$1,274.30
D	$1,236.10	$1,279.46
Z	$1,253.94	$1,295.47

The most significant trading losses of approximately 1.0% were recorded within the currency sector primarily during April from short positions in the British pound, euro, Canadian dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven”

currency.  Additional losses were recorded during June from long positions in the British pound, euro, Canadian dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates.  Losses of approximately 0.8% were incurred within the energy sector primarily during May from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand.  Within the global interest rate sector, losses of approximately 0.8% were experienced primarily during June from long positions in short-term European and U.S. interest rate futures earlier in the month as prices declined amid rising investor confidence. Short positions in Japanese fixed-income futures also resulted in losses as prices moved higher after the Bank of Japan said they remain cautious about the Japanese economy.  Further losses of approximately 0.4% were recorded in the global stock index sector primarily during April from short futures positions in U.S. and European equity index futures as prices rose amid better-than-expected corporate earnings reports and news that Group of 20 (“G-20”) leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.  Additional losses were recorded from long positions in Pacific Rim equity index futures as prices declined during June on speculation that the recent rally in global equity markets may have outpaced the prospects for corporate earnings growth.  Within the agricultural complex, losses of approximately 0.1% were incurred, primarily during April and June, from long positions in cocoa futures as prices fell on concerns that demand might decline more than previously expected.  Further losses were incurred during June from long positions in corn futures as prices declined amid forecasts for warm, wet weather in the U.S. Midwest, which boosted prospects for crop development.  Smaller losses of approximately 0.1% were experienced within the metals sector during June from short futures positions in aluminum as prices moved higher on investor optimism that the global recession may be easing.  Elsewhere in the metals complex, long positions in gold and silver futures resulted in losses as prices reversed lower in April and June due to a sharp rise in the value of the U.S. dollar.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(5,713,719)    and expenses totaling $1,754,138, resulting in a net loss of $7,467,857 for the six months ended June 30, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/09	NAV at 12/31/08

A	$1,207.16	$1,287.84
B	$1,218.69	$1,296.87
C	$1,230.34	$1,305.96
D	$1,236.10	n/a
Z	$1,253.94	$1,324.31

The most significant trading losses of approximately 2.1% were recorded in the currency sector, primarily during March and April, from short positions in the British pound, Swiss franc, euro, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. Meanwhile, additional losses were recorded, primarily during February and March, from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency.  Further losses were recorded during June from long positions in the British pound, euro, Canadian dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates.  Within the global interest rate sector, losses of approximately 0.8% were incurred during February from short positions in U.S. fixed-income futures as prices moved higher on speculation that the U.S. bank-rescue plan may not be sufficient to restore confidence in the financial system.  Additional losses were experienced during June from long positions in European and U.S. fixed-income futures earlier in the month as prices declined amid rising investor confidence. Short positions in Japanese fixed-income futures also resulted in further losses during June as prices moved higher after the Bank of Japan said they remain cautious about the Japanese economy.  Losses of approximately 0.7% were incurred in the energy sector, primarily during March and May, from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand.  Within the agricultural complex, losses of approximately 0.6% were experienced primarily during April and June, from long positions in cocoa futures as prices fell on concerns that demand might decline more than previously expected.  Further losses were incurred during June from long positions in corn futures as prices declined amid forecasts for warm, wet weather in the U.S. Midwest, which boosted prospects for crop development.  During March, short futures positions in coffee resulted in losses as prices rose on speculation that government bailouts might help revive the world economy and boost demand for the commodity.  During June, coffee futures prices fell amid expectations of higher global output due to favorable weather conditions in the world’s major growing regions, thus resulting in losses from long positions.  Smaller losses of approximately 0.4% were recorded within the global stock index sector, primarily during March and April, from short positions in U.S., European, and Pacific Rim equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.  Additional losses were recorded from long positions in Pacific Rim equity index futures as prices declined during June on speculation that the recent rally in Pacific Rim equity markets may have outpaced the prospects for corporate earnings growth.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 0.1% achieved in the metals complex, primarily during March, April, May, and June, from long futures positions in copper and zinc as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals.  Elsewhere in the metals complex, long positions in palladium and platinum futures resulted in gains during March, April, and May as prices climbed higher on speculation that the slumping U.S. dollar might spur inflation, boosting the appeal of precious metals as a hedge.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of June 30, 2010 and 2009, Altis I, LLC’s total capitalization was $37,307,771 and $29,189,509, respectively.  The Partnership owned 100% and 100%, respectively, of Altis I, LLC.

Altis I, LLC
	June 30, 2010	June 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(1.36)%	(0.94)%
Interest Rate	(1.57)	(0.53)
Equity	(2.08)	(0.31)
Commodity	(1.16)	(1.16)
Aggregate Value at Risk	(2.43)%	(1.90)%

As of June 30, 2010 and 2009, Aspect I, LLC’s total capitalization was $49,529,035 and $37,841,056, respectively.  The Partnership owned approximately 79% and 77%, respectively, of Aspect I, LLC.

Aspect I, LLC
	June 30, 2010	June 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.33)%	(0.41)%
Interest Rate	(1.27)	(1.27)
Equity	(0.22)	(0.18)
Commodity	(0.76)	(0.73)
Aggregate Value at Risk	(1.56)%	(1.57)%

As of June 30, 2010 and 2009, BHM I, LLC’s total capitalization was $121,630,411 and $129,247,681, respectively.  The Partnership owned approximately 37% and 24%, respectively, of BHM I, LLC.

BHM I, LLC
	June 30, 2010	June 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.37)%	(0.02)%
Interest Rate	(0.16)	(0.24)
Commodity	(2.52)	(2.76)
Aggregate Value at Risk	(2.41)%	(2.85)%

As of June 30, 2010 and 2009, Boronia I, LLC’s total capitalization was $36,899,044 and $34,212,449, respectively.  The Partnership owned approximately 60% and 50%, respectively, of Boronia I, LLC.

Boronia I, LLC
	June 30, 2010	June 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.61)%	(0.08)%
Interest Rate	(2.08)	(0.59)
Equity	(1.12)	(0.48)
Commodity	(0.69)	(1.05)
Aggregate Value at Risk	(3.36)%	(1.35)%

As of June 30, 2010 and 2009, WNT I, LLC’s total capitalization was $50,228,586 and $37,841,056, respectively.  The Partnership owned approximately 78% and 77%, respectively, of WNT I, LLC.

WNT I, LLC
	June 30, 2010	June 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.62)%	(0.87)%
Interest Rate	(1.02)	(0.37)
Equity	(0.13)	(0.46)
Commodity	(0.58)	(0.21)
Aggregate Value at Risk	(1.45)%	(0.66)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and July 1, 2008 through June 30, 2009, respectively.

June 30, 2010
Altis I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(1.36)%	(0.74)%	(0.97)%
Interest Rate	(1.57)	(0.46)	(0.86)
Equity	(2.23)	(1.55)	(2.00)
Commodity	(1.90)	(1.01)	(1.37)
Aggregate Value at Risk	(3.20)%	(2.43)%	(2.84)%

Aspect I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.74)%	(0.33)%	(0.51)%
Interest Rate	(1.34)	(1.21)	(1.28)
Equity	(2.14)	(0.22)	(1.51)
Commodity	(2.18)	(0.76)	(1.32)
Aggregate Value at Risk	(3.57)%	(1.56)%	(2.60)%

BHM I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.37)%	(0.02)%	(0.21)%
Interest Rate	(1.04)	(0.16)	(0.74)
Commodity	(3.59)	(2.52)	(3.09)
Aggregate Value at Risk	(4.12)%	(2.41)%	(3.43)%

Boronia I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.81)%	(0.46)%	(0.59)%
Interest Rate	(2.08)	(0.72)	(1.43)
Equity	(2.01)	(0.72)	(1.28)
Commodity	(1.34)	(0.69)	(1.05)
Aggregate Value at Risk	(4.30)%	(1.93)%	(2.99)%

WNT I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.82)%	(0.52)%	(0.67)%
Interest Rate	(1.02)	(0.34)	(0.65)
Equity	(2.15)	(0.13)	(1.24)
Commodity	(1.12)	(0.39)	(0.71)
Aggregate Value at Risk	(2.84)%	(1.45)%	(2.03)%

June 30, 2009
Altis I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.97)%	(0.35)%	(0.66)%
Interest Rate	(1.14)	(0.53)	(0.81)
Equity	(0.97)	(0.13)	(0.42)
Commodity	(3.37)	(0.69)	(1.67)
Aggregate Value at Risk	(3.50)%	(1.27)%	(2.13)%

Aspect I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.64)%	(0.13)%	(0.37)%
Interest Rate	(1.27)	(0.54)	(0.81)
Equity	(0.57)	(0.04)	(0.25)
Commodity	(1.41)	(0.45)	(0.77)
Aggregate Value at Risk	(1.69)%	(0.96)%	(1.30)%

BHM I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.11)%	(0.02)%	(0.07)%
Interest Rate	(0.47)	(0.24)	(0.40)
Commodity	(2.87)	(1.44)	(2.29)
Aggregate Value at Risk	(2.97)%	(1.49)%	(2.35)%

Boronia I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.65)%	(0.08)%	(0.29)%
Interest Rate	(1.20)	(0.43)	(0.81)
Equity	(0.66)	(0.10)	(0.43)
Commodity	(1.51)	(0.44)	(0.90)
Aggregate Value at Risk	(1.99)%	(1.18)%	(1.46)%

WNT I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.87)%	(0.18)%	(0.45)%
Interest Rate	(0.48)	(0.19)	(0.36)
Equity	(0.47)	(0.05)	(0.27)
Commodity	(0.82)	(0.20)	(0.37)
Aggregate Value at Risk	(0.95)%	(0.57)%	(0.73)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at June 30, 2010 and 2009 and for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and from July 1, 2008 through June 30, 2009, respectively.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MSSB; as of June 30, 2010, such amount was equal to:
•	approximately 82% of Altis I, LLC’s net assets.
•	approximately 93% of Aspect I, LLC’s net assets.

•	approximately 90% of BHM I, LLC’s net assets.
•	approximately 93% of Boronia I, LLC’s net assets.
•	approximately 94% of WNT I, LLC’s net assets.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.  The second largest market exposure of the Partnership at June 30, 2010, was to the global interest rate sector.  This exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada.  However, the Partnership also takes futures positions in the government debt of smaller countries – e.g., Australia.  Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity.  At June 30, 2010, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At June 30, 2010, the Partnership’s primary exposures were to the DAX (Germany), S&P 500 (U.S.), Canadian S&P 60 (Canada), NASDAQ 100 (U.S.), Euro Stoxx 50 (Europe), FTSE 100 (United Kingdom), CAC 40 (France), NIKKEI 225 (Japan), and SPI 200 (Australia) stock indices.  The Partnership is primarily exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency.  At June 30, 2010, the Partnership had market exposure to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a number of currencies including cross-rate – i.e., positions between two currencies other than the U.S. dollar. At June 30, 2010, the Partnership’s major exposures were to the euro, Australian dollar, British pound, Canadian dollar, Japanese yen, New Zealand dollar, Swiss franc, Swedish krona, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.

Metals.
The largest market exposure of the Partnership at June 30, 2010, was to the metals sector.  The Partnership’s metals exposure was to fluctuations in the price of precious metals, such as gold, palladium, silver, and platinum. The Partnership also had exposure to base metals, such as copper, aluminum, zinc, tin, lead, and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.

Soft Commodities and Agriculturals.  The third largest market exposure of the Partnership at June 30, 2010, was to the markets that comprise these sectors.  Most of the exposure was to corn, sugar, wheat, coffee, soybeans, cocoa, cotton, soybean meal, soybean oil, and live cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy.  At June 30, 2010, the Partnership had market exposure to the energy sector.  The Partnership’s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2010:

Foreign Currency Balances.  The Partnership’s primary foreign currency balances at June 30, 2010, were in British pounds, euros, Japanese yen, Canadian dollars, Australian dollars, Hong Kong dollars, Swiss francs, New Zealand dollars, and Swedish kronor.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within   the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2010.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through June 30, 2010 was $235,631,868.  The Partnership received $1,637,000 in consideration from the sale of Units to Demeter.

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

Managed Futures Profile HV, L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

August 13, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.