Form 10-Q
period 2010-09-30
Managed Futures Profile HV, L.P.
filed 2010-11-12
CIK 1428040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

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
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

522 Fifth Avenue, 13th Floor, New York, NY 10036
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

MANAGED FUTURES PROFILE HV, L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2010 and 2009	4

	Notes to Financial Statements	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-46

Item 4.	Controls and Procedures	46-47

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Securities and Use of Proceeds	48

Item 6.	Exhibits	48

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PROFILE HV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	52,227,789	44,391,791
Investment in Aspect I, LLC	41,311,896	37,034,120
Investment in Altis I, LLC	40,948,731	34,773,430
Investment in WNT I, LLC	39,782,785	36,488,601
Investment in Boronia I, LLC	22,674,916	20,677,046

Total Investments in Affiliated Trading Companies, at fair value (cost $172,484,648 and $159,771,827, respectively)	196,946,117	173,364,988
Subscriptions receivable	4,139,815	5,901,540

Total Assets	201,085,932	179,266,528

LIABILITIES

Redemptions payable	3,338,909	1,495,273
Payable to Affiliated Trading Companies	304,254	3,971,593

Total Liabilities	3,643,163	5,466,866

PARTNERS’ CAPITAL
Class A (89,333.272 and 78,373.994 Units, respectively)	114,986,220	97,264,166
Class B (19,346.326 and 18,794.498 Units, respectively)	25,296,784	23,606,083
Class C (36,558.276 and 35,719.371 Units, respectively)	48,560,663	45,405,413
Class D* (3,072.942 and 3,072.942 Units, respectively)	4,113,696	3,929,404
Class Z (3,272.269 and 2,760.791 Units, respectively)	4,485,406	3,594,596

Total Partners’ Capital	197,442,769	173,799,662

Total Liabilities and Partners’ Capital	201,085,932	179,266,528

NET ASSET VALUE PER UNIT
Class A	1,287.16	1,241.03
Class B	1,307.58	1,256.01
Class C	1,328.31	1,271.17
Class D*	1,338.68	1,278.71
Class Z	1,370.73	1,302.02

* Class D Units were issued beginning on March 1, 2009.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE HV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	750,999	564,529	2,187,347	1,499,106
General Partner fees	465,103	356,249	1,357,865	941,650
Administrative fees	186,041	142,500	543,146	376,660

Total Expenses	1,402,143	1,063,278	4,088,358	2,817,416

NET INVESTMENT LOSS	(1,402,143)	(1,063,278)	(4,088,358)	(2,817,416)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON
INVESTMENTS
Realized	320,767	–	1,001,500	318,858
Net change in unrealized appreciation (depreciation) on investments	14,804,458	5,281,938	10,868,308	(750,639)

Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	15,125,225	5,281,938	11,869,808	(431,781)

NET INCOME (LOSS)	13,723,082	4,218,660	7,781,450	(3,249,197)

NET INCOME (LOSS) ALLOCATION
Class A	7,816,531	2,221,283	4,279,521	(1,950,032)
Class B	1,804,572	568,304	1,024,220	(520,587)
Class C	3,492,528	1,227,629	2,076,829	(673,139)
Class D	295,129	118,104	184,292	(78,262)
Class Z	314,322	83,340	216,588	(27,177)

NET INCOME (LOSS) PER UNIT*
Class A	88.69	34.87	46.13	(35.47)
Class B	91.59	36.23	51.57	(36.34)
Class C	94.55	38.20	57.14	(25.00)
Class D	96.04	38.43	59.97	(25.47)
Class Z	100.66	41.22	68.71	(15.75)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	87,945.271	63,707.515	84,366.587	54,976.197
Class B	19,901.609	15,685.826	19,490.834	14,325.965
Class C	37,022.270	32,139.328	36,172.806	26,920.460
Class D	3,072.942	3,072.942	3,072.942	3,072.942
Class Z	3,142.603	2,021.848	3,049.660	1,725.900

* Based on the change in Net Asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE HV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2009	97,264,166	23,606,083	45,405,413	3,929,404	3,594,596	173,799,662

Subscriptions	22,624,064	3,601,784	9,134,376	–	835,507	36,195,731

Net Income	4,279,521	1,024,220	2,076,829	184,292	216,588	7,781,450

Redemptions	(9,181,531)	(2,935,303)	(8,055,955)	–	(161,285)	(20,334,074)

Partners’ Capital,
September 30, 2010	114,986,220	25,296,784	48,560,663	4,113,696	4,485,406	197,442,769

Partners’ Capital,
December 31, 2008	59,691,122	16,690,009	31,437,299	–	1,906,887	109,725,317

Subscriptions	41,302,953	10,288,489	26,143,098	3,994,825	2,198,951	83,928,316

Net Loss	(1,950,032)	(520,587)	(673,139)	(78,262)	(27,177)	(3,249,197)

Redemptions	(12,242,159)	(5,960,202)	(14,117,891)	–	(933,959)	(33,254,211)

Partners’ Capital,
September 30, 2009	86,801,884	20,497,709	42,789,367	3,916,563	3,144,702	157,150,225

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2009	78,373.994	18,794.498	35,719.371	3,072.942	2,760.791	138,721.596

Subscriptions	18,389.151	2,905.626	7,204.634	–	637.836	29,137.247

Redemptions	(7,429.873)	(2,353.798)	(6,365.729)	–	(126.358)	(16,275.758)

Ending Units,
September 30, 2010	89,333.272	19,346.326	36,558.276	3,072.942	3,272.269	151,583.085

Beginning Units,
December 31, 2008	46,349.723	12,869.463	24,072.194	–	1,439.906	84,731.286

Subscriptions	33,399.252	8,239.012	20,721.477	3,072.942	1,709.863	67,142.546

Redemptions	(9,794.894)	(4,765.923)	(11,043.004)	–	(722.051)	(26,325.872)

Ending Units,
September 30, 2009	69,954.081	16,342.552	33,750.667	3,072.942	2,427.718	125,547.960

The accompanying notes are an integral part of these financial statements.

 MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).  The non-clearing commodity broker for the Trading Companies is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated ("MS&Co.").  Morgan Stanley & Co. International plc ("MSIP") acts as each Trading Company’s clearing commodity broker to the extent it trades on the London Metal Exchange (collectively, MS&Co. and MSIP are referred to as the "Commodity Brokers").  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparties are MS&Co. and/or Morgan Stanley Capital Group Inc. ("MSCG") to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the "Fund of Funds" approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a "Trading Advisor" or collectively, the "Trading Advisors") for the Partnership at September 30, 2010, are as follows:

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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

September 30, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	52,227,789	n/a	52,227,789
Investment in Aspect I, LLC	–	41,311,896	n/a	41,311,896
Investment in Altis I, LLC	–	40,948,731	n/a	40,948,731
Investment in WNT I, LLC	–	39,782,785	n/a	39,782,785
Investment in Boronia I, LLC	–	22,674,916	n/a	22,674,916

December 31, 2009
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	44,391,791	n/a	44,391,791
Investment in Aspect I, LLC	–	37,034,120	n/a	37,034,120
Investment in Altis I, LLC	–	34,773,430	n/a	34,773,430
Investment in WNT I, LLC	–	36,488,601	n/a	36,488,601
Investment in Boronia I, LLC	–	20,677,046	n/a	20,677,046

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

At September 30, 2010, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 26.45%; Aspect I, LLC 20.92%; Altis I, LLC 20.74%; WNT I, LLC 20.15%; and Boronia I, LLC     11.48% of Profile HV’s Partners’ Capital, respectively.

At December 31, 2009, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 25.54%; Aspect I, LLC 21.31%; Altis I, LLC 20.01%; WNT I, LLC 20.99%; and Boronia I, LLC 11.90% of Profile HV’s Partners’ Capital, respectively,

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2010 and 2009, respectively, in accordance with Rule   3-09 of Regulation S-X, as follows:

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended September 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	(2,803)	(547,319)	21,112,737	20,565,418
Aspect I, LLC	543	(506,839)	3,596,776	3,089,937
Altis I, LLC	6,218	(268,346)	4,145,199	3,876,853
WNT I, LLC	680	(578,036)	1,633,243	1,055,207

For the Nine Months Ended September 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	(8,953)	(1,148,221)	3,537,021	2,388,800
Aspect I, LLC	(1,554)	(1,134,985)	5,810,540	4,675,555
Altis I, LLC	26,831	(581,748)	3,666,669	3,084,921
WNT I, LLC	1,028	(1,348,774)	5,423,990	4,075,216

For the Three Months Ended September 30, 2009	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	260	(800,261)	12,503,844	11,703,583
Aspect I, LLC	–	(266,001)	2,447,955	2,181,954
Altis I, LLC	3,924	(136,332)	1,149,073	1,012,741
WNT I, LLC	–	(245,221)	569,709	324,488

For the Nine Months Ended September 30, 2009	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	24,887	(1,315,565)	31,067,772	29,752,207
Aspect I, LLC	5,958	(694,365)	(2,342,538)	(3,036,903)
Altis I, LLC	26,371	(324,887)	(794,440)	(1,119,327)
WNT, LLC	5,056	(650,239)	(1,899,105)	(2,549,344)

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

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.

This guidance is effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

(d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standard Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements, which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective on or about December 1, 2010 is disclosed in the Subsequent Event section on pages 19 and 20.

 (e)  Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In September 2009, the FASB issued updated guidance on Fair Value Measurement and Disclosures-Overall

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

for the fair value measurement of investments in certain entities that calculate net asset value per share or its equivalent.  The updated guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the updated guidance on the basis of the net asset value per share of the investment or its equivalent.  Additionally, the updated guidance requires disclosures by major category of investment about the attributes of the investments within the scope of the amendments, such as the nature of any restrictions on redemptions, any unfunded commitments and the investment strategies of the investees.  The updated guidance is effective for interim and annual periods ending after December 15, 2009.  The adoption of this guidance did not have a material impact on the financial statements of the Partnership.

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

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(h)  Statement of Cash Flows

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

7.  Subsequent Event
In 2009, Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of MS&Co., including Demeter, and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture, MSSBH.  Since their contribution to the joint venture, Demeter and Ceres Managed Futures LLC (“Ceres”), the commodity pool operator for various legacy Citigroup Inc. sponsored

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

commodity pools, have worked closely together to align the operations and management of the commodity pools they oversee.

As a result, MSSBH, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will achieve the intended benefits of the joint venture.  Ceres will continue to be wholly owned by MSSBH.  The targeted effective date of the combination is on or about December 1, 2010.  Refer to the 8-K filed on September 14, 2010, for additional information.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended

September 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2010
The Partnership recorded total realized/net change in unrealized appreciation on investments of $15,125,225 and expenses totaling $1,402,143, resulting in net income of $13,723,082 for the three months ended September 30, 2010.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/10	NAV at 6/30/10

A	$1,287.16	$1,198.47
B	$1,307.58	$1,215.99
C	$1,328.31	$1,233.76
D	$1,338.68	$1,242.64
Z	$1,370.73	$1,270.07

The most significant trading gains of approximately 3.0% were achieved within the global interest rate sector, primarily during July and August. In July, gains were recorded from long positions in U.S. fixed-income futures as prices rose on speculation that the U.S. Federal Reserve might resume purchases of U.S. Treasuries if the economy slows. During August, long positions in European, U.S., and Australian fixed-income futures experienced gains as prices climbed higher due to concern that European governments may struggle to repay their debt, while reports added to evidence that Chinese economic growth may be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economy and spurred demand for the relative “safety” of government bonds. Gains of approximately 3.0% were achieved within the metals complex, primarily during September, from long positions in gold and silver futures as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. Additional gains were recorded from long futures positions in copper and aluminum as prices moved higher after industrial output beat analyst estimates in China, the world’s biggest metals user. Within the agricultural complex, gains of approximately 2.4% were experienced primarily during September due to long positions in corn futures after prices advanced to the highest level in almost two years as freezing weather threatened crops in China and Canada and a prolonged drought slowed planting in Russia. Additional gains were recorded from long positions in cotton futures as prices increased on signs that global demand may outpace limited supplies. Within the currency markets, gains of approximately 0.8% were achieved primarily during September from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia may raise interest rates in October. Further gains were experienced in September from long positions in the Swiss franc, euro, and South African rand versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency. A portion of the Partnership’s gains for the quarter was offset by losses of approximately 0.9% incurred within the energy sector, primarily during July, due to short positions in natural gas futures as prices rose after reports showed a smaller-than-forecast inventory increase due to above-average temperatures in the U.S. Additional losses were recorded in September from short futures positions in crude oil and its related products as prices rose after positive economic indicators from the U.S., Asia, and Europe restored confidence that the economic recovery may stimulate energy demand. Furthermore, oil prices increased after a pipeline that carries Canadian crude oil to refineries in the U.S. Midwest was closed due to a leak.

The Partnership recorded total realized/net change in unrealized appreciation on investments of $11,869,808 and expenses totaling $4,088,358, resulting in net income of $7,781,450 for the nine months ended September 30, 2010.  The partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/10	NAV at 12/31/09

A	$1,287.16	$1,241.03
B	$1,307.58	$1,256.01
C	$1,328.31	$1,271.17
D	$1,338.68	$1,278.71
Z	$1,370.73	$1,302.02

The most significant trading gains of approximately 9.3% were recorded within the global interest rate sector throughout the majority of the first nine months of 2010 from long positions in U.S., European, and Japanese fixed-income futures. Prices in this sector increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments may struggle to repay their debt and Chinese economic growth may be slowing. Within the currency markets, gains of approximately 2.6% were experienced primarily during February from short positions in the British pound, euro, and Swiss franc versus the U.S. dollar as the value of these currencies declined against the U.S. dollar amid concerns that Greece’s fiscal struggles might begin to spread and that the nation’s debt rating may be downgraded again. In May, short positions in the euro, British pound, and Swiss franc versus the U.S. dollar resulted in gains as the value of these currencies fell relative to the U.S. currency after reports of political discord in Europe reignited worries about the stability of the region’s economy. During September, gains were achieved from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia may raise interest rates in October. Gains of approximately 1.3% were recorded within the metals complex, primarily during March, from long futures positions in nickel, copper, aluminum, and zinc as prices rose after China indicated it might boost state reserves of base metals this year. During September, long positions in gold and silver futures resulted in gains as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. Additional gains were recorded in September from long futures positions in copper and aluminum as prices moved higher after industrial output beat analyst estimates in China, the world’s biggest metals user. A portion of the Partnership’s gains for the first nine months of the year was offset by losses of approximately 2.5% incurred within the global stock index markets, primarily during January, May, June, and August. During January, long positions in U.S., European, and Pacific Rim equity index futures incurred losses as prices reversed sharply lower amid disappointing U.S. corporate earnings reports, concerns regarding U.S. President Barack Obama’s proposed limits on risk-taking by banks, and speculation that China might raise interest rates. Losses were experienced during May and June from long positions in U.S., European, and Pacific Rim equity index futures as prices moved lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Prices also fell due to concerns over weakening growth in China and a slump in U.S. consumer confidence. Additional losses were recorded during August due to newly established long positions in European, U.S., and Pacific Rim equity index futures as prices fell after the U.S. Federal Reserve said the pace of economic recovery is likely to be “more modest” than forecast and a report revealed U.S. productivity unexpectedly fell in the second quarter. Within the energy markets, losses of approximately 2.2% were recorded primarily during January and May from long futures positions in crude oil and its related products as prices declined on continued worries that a slow down in the global economic recovery may weaken energy demand. During June, newly established short futures positions in crude oil and its related products resulted in losses as prices reversed higher following news that crude inventories dropped the most in six months. Additional losses were incurred during September from short futures positions in crude oil and its related products as prices rose after positive economic indicators from the U.S., Asia, and Europe restored confidence that the economic recovery may stimulate energy demand. Furthermore, oil prices increased after a pipeline that carries Canadian crude oil to refineries in the U.S. Midwest was closed due to a leak. Within the agricultural complex, losses of approximately 0.2% were incurred primarily during February and March from long positions in sugar futures as prices moved lower on speculation that Brazil, the world’s largest sugar producer, might increase exports and record high prices might dissuade purchases. Smaller losses were experienced during May from long positions in cocoa futures as prices moved lower amid news that cocoa processing, an indication of demand, is far below levels of two years ago.

For the Three and Nine Months Ended September 30, 2009
The Partnership recorded total realized/net change in unrealized appreciation on investments of $5,281,938 and expenses totaling $1,063,278, resulting in net income of $4,218,660 for the three months ended September 30, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 9/30/09	NAV at 6/30/09

A	$1,240.84	$1,207.16
B	$1,254.25	$1,218.69
C	$1,267.81	$1,230.34
D	$1,274.53	$1,236.10
Z	$1,295.33	$1,253.94

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

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(431,781) and expenses totaling $2,817,416, resulting in a net loss of $3,249,197 for the nine months ended September 30, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/09	NAV at 12/31/08

A	$1,240.84	$1,287.84
B	$1,254.25	$1,296.87
C	$1,267.81	$1,305.96
D	$1,274.53	n/a
Z	$1,295.33	$1,324.31

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

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities.  These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Trading Companies are required to meet margin requirements equal to the unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of September 30, 2010 and 2009, Altis I, LLC’s total capitalization was $40,948,731 and $33,344,528, respectively.  The Partnership owned 100% and 100%, respectively, of Altis I, LLC.

 Altis I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(1.75)%	(0.74)%
Interest Rate	(1.08)	(0.69)
Equity	(3.93)	(2.23)
Commodity	(2.98)	(1.01)
Aggregate Value at Risk	(4.41)%	(2.54)%

As of September 30, 2010 and 2009, Aspect I, LLC’s total capitalization was $51,527,784 and $44,225,925, respectively.  The Partnership owned approximately 80% and 78%, respectively, of Aspect I, LLC.

 Aspect I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(1.34)%	(0.61)%
Interest Rate	(1.65)	(1.34)
Equity	(1.01)	(1.64)
Commodity	(1.32)	(0.90)
Aggregate Value at Risk	(2.84)%	(2.16)%

As of September 30, 2010 and 2009, BHM I, LLC’s total capitalization was $139,008,925 and $139,469,947, respectively.  The Partnership owned approximately 38% and 27%, respectively, of BHM I, LLC.

BHM I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.06)%	(0.02)%
Interest Rate	(0.34)	(0.98)
Commodity	(3.90)	(3.59)
Aggregate Value at Risk	(4.45)%	(4.12)%

As of September 30, 2010 and 2009, Boronia I, LLC’s total capitalization was $36,950,842 and $35,734,820, respectively.  The Partnership owned approximately 61% and 53%, respectively, of Boronia I, LLC.

 Boronia I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.57)%	(0.46)%
Interest Rate	(0.36)	(1.42)
Equity	(1.56)	(0.72)
Commodity	(2.57)	(0.86)
Aggregate Value at Risk	(3.94)%	(1.93)%

As of September 30, 2010 and 2009, WNT I, LLC’s total capitalization was $50,566,222 and $42,792,826, respectively.  The Partnership owned approximately 79% and 77%, respectively, of WNT I, LLC.

 WNT I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.57)%	(0.82)%
Interest Rate	(1.13)	(0.79)
Equity	(0.91)	(0.94)
Commodity	(0.94)	(0.39)
Aggregate Value at Risk	(1.79)%	(1.48)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and October 1, 2008 through September 30, 2009, respectively.

 September 30, 2010
Altis I, LLC Primary Market Risk Category	High	Low	Average

Currency	(1.75)%	(0.75)%	(1.23)%
Interest Rate	(1.57)	(0.46)	(0.96)
Equity	(3.93)	(1.55)	(2.42)
Commodity	(2.98)	(1.16)	(1.87)
Aggregate Value at Risk	(4.41)%	(2.43)%	(3.31)%

Aspect I, LLC Primary Market Risk Category	High	Low	Average

Currency	(1.34)%	(0.33)%	(0.70)%
Interest Rate	(1.65)	(1.21)	(1.35)
Equity	(2.14)	(0.22)	(1.35)
Commodity	(2.18)	(0.76)	(1.42)
Aggregate Value at Risk	(3.57)%	(1.56)%	(2.77)%

BHM I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.37)%	(0.06)%	(0.22)%
Interest Rate	(1.04)	(0.16)	(0.58)
Commodity	(3.90)	(2.52)	(3.17)
Aggregate Value at Risk	(4.45)%	(2.41)%	(3.51)%

Boronia I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.81)%	(0.48)%	(0.62)%
Interest Rate	(2.08)	(0.36)	(1.16)
Equity	(2.01)	(1.12)	(1.49)
Commodity	(2.57)	(0.69)	(1.47)
Aggregate Value at Risk	(4.30)%	(2.35)%	(3.49)%

WNT I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.72)%	(0.52)%	(0.61)%
Interest Rate	(1.13)	(0.34)	(0.73)
Equity	(2.15)	(0.13)	(1.24)
Commodity	(1.12)	(0.58)	(0.85)
Aggregate Value at Risk	(2.84)%	(1.45)%	(2.11)%

September 30, 2009
Altis I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.94)%	(0.35)%	(0.60)%
Interest Rate	(1.14)	(0.53)	(0.81)
Equity	(2.23)	(0.13)	(0.74)
Commodity	(1.44)	(0.69)	(1.08)
Aggregate Value at Risk	(2.54)%	(1.27)%	(1.89)%

Aspect I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.61)%	(0.13)%	(0.36)%
Interest Rate	(1.34)	(0.54)	(0.98)
Equity	(1.64)	(0.04)	(0.52)
Commodity	(0.90)	(0.45)	(0.64)
Aggregate Value at Risk	(2.16)%	(0.96)%	(1.42)%

BHM I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.11)%	(0.02)%	(0.05)%
Interest Rate	(0.98)	(0.24)	(0.53)
Commodity	(3.59)	(1.44)	(2.66)
Aggregate Value at Risk	(4.12)%	(1.49)%	(2.86)%

Boronia I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.46)%	(0.08)%	(0.24)%
Interest Rate	(1.42)	(0.59)	(1.06)
Equity	(0.72)	(0.10)	(0.44)
Commodity	(1.05)	(0.44)	(0.74)
Aggregate Value at Risk	(1.93)%	(1.18)%	(1.44)%

WNT I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.87)%	(0.18)%	(0.56)%
Interest Rate	(0.79)	(0.37)	(0.51)
Equity	(0.94)	(0.05)	(0.39)
Commodity	(0.39)	(0.20)	(0.27)
Aggregate Value at Risk	(1.48)%	(0.57)%	(0.87)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at September 30, 2010 and 2009 and for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009, respectively.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MSSB; as of September 30, 2010, such amount was equal to:
•	approximately 92% of BHM I, LLC’s net assets.
•	approximately 89% of Aspect I, LLC’s net assets.
•	approximately 78% of Altis I, LLC’s net assets.
•	approximately 93% of WNT I, LLC’s net assets.
•	approximately 92% of Boronia I, LLC’s net assets.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  At September 30, 2010, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2010, the Partnership’s primary exposures were to the S&P 500 (U.S.), DAX (Germany), FTSE 100 (United Kingdom), Hang Seng (Hong Kong), Nasdaq 100 (U.S.), Canadian S&P 60 (Canada), H-Shares (Hong Kong), SPI 200 (Australia), Nikkei 225 (Japan), Taiwan (Taiwan), Euro Stoxx 50 (Europe), S&P Midcap (U.S.), OMX 30 (Sweden), CAC 40 (France), Dow Jones Industrials

(U.S.), and Topix (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate.  At September 30, 2010, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries – e.g., Australia. Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.  At September 30, 2010, the Partnership had market exposure to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies including cross-rate – i.e., positions between two currencies other than the U.S. dollar. At September 30, 2010, the Partnership’s major exposures were to the Australian dollar, Japanese yen, British pound, euro, Canadian dollar, New Zealand dollar, Swiss franc, Polish zloty, and Swedish krona currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.
Energy.  The largest market exposure of the Partnership at September 30, 2010 was to the energy sector. The Partnership’s primary energy exposure was to futures contracts in crude oil and its related products, as well as in natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals.
The second largest market exposure of the Partnership at September 30, 2010, was to the metals sector. The Partnership’s metals exposure was to fluctuations in the price of precious metals, such as gold, silver, palladium, and platinum. The Partnership also had exposure to base metals, such as copper, aluminum, nickel, zinc, and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.

                                                                                                                                                                                           - 45 -

Soft Commodities and Agriculturals.  The third largest market exposure of the Partnership at September 30, 2010, was to the soft commodities and agricultural sectors. Most of the exposure was to corn, soybeans, sugar, cocoa, wheat, coffee, cotton, soybean oil, soybean meal, live cattle, and rubber markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2010:

Foreign Currency Balances.  The Partnership’s primary foreign currency balances at September 30, 2010, were in euros, Australian dollars, Japanese yen, British pounds, Swiss francs, Canadian dollars, Swedish kronor, Hong Kong dollars, Czech korunas, Singapore dollars, New Zealand dollars, Norwegian kroner, and Hungarian forint.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the
Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within   the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2010.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners, from inception through September 30, 2010, was $244,044,449.  Since inception, the Partnership received $1,637,000 in consideration from the sale of Units to Demeter.

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

Managed Futures Profile HV, L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 12, 2010	By:
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.