Form 10-Q
period 2011-03-31
Managed Futures Profile HV, L.P.
filed 2011-05-16
CIK 1428040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011 or

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

MANAGED FUTURES PROFILE HV, L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2011 and December 31, 2010	2

	Statements of Income and Expenses for the Quarters Ended March 31, 2011 and 2010	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2011 and 2010	4

	Notes to Financial Statements	5-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23-34

Item 4.	Controls and Procedures	34-35

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Securities and Use of Proceeds	36

Item 6.	Exhibits	36

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PROFILE HV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	64,147,925	61,727,592
Investment in Aspect I, LLC	47,180,159	44,642,277
Investment in WNT I, LLC	44,676,109	42,988,859
Investment in Altis I, LLC	42,132,476	45,193,416
Investment in Boronia I, LLC	28,118,795	25,903,543

Total Investments in Affiliated Trading Companies, at fair value (cost $194,076,234 and $181,299,988, respectively)	226,255,464	220,455,687
Receivable from Affiliated Trading Companies	–	207,377
Subscriptions receivable	–	4,820,171

Total Assets	226,255,464	225,483,235

LIABILITIES

Redemptions payable	1,520,935	977,670
Payable to Affiliated Trading Companies	–	3,494,883

Total Liabilities	1,520,935	4,472,553

PARTNERS’ CAPITAL
Class A (98,154.451 and 93,726.780 Units, respectively)	129,532,704	128,430,583
Class B (20,683.488 and 19,502.516 Units, respectively)	27,797,710	27,180,755
Class C (36,375.985 and 39,260.116 Units, respectively)	49,786,686	55,652,694
Class D* (8,745.602 and 3,072.942 Units, respectively)	12,078,357	4,392,721
Class Z (3,902.329 and 3,651.080 Units, respectively)	5,539,072	5,353,929

Total Partners’ Capital	224,734,529	221,010,682

Total Liabilities and Partners’ Capital	226,255,464	225,483,235

NET ASSET VALUE PER UNIT
Class A	1,319.68	1,370.27
Class B	1,343.96	1,393.71
Class C	1,368.67	1,417.54
Class D*	1,381.08	1,429.48
Class Z	1,419.43	1,466.39

* Class D Units were issued beginning on March 1, 2009.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE HV, L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2011	2010
	$	$
EXPENSES
Ongoing Placement Agent fees	906,863	697,654
General Partner fees	565,199	434,182
Administrative fees	226,079	173,673

Total Expenses	1,698,141	1,305,509

NET INVESTMENT LOSS	(1,698,141)	(1,305,509)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Realized	403,594	–
Net change in unrealized appreciation (depreciation) on investments	(6,976,469)	2,894,646

Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	(6,572,875)	2,894,646

NET INCOME (LOSS)	(8,271,016)	1,589,137

NET INCOME (LOSS) ALLOCATION
Class A	(4,926,265)	864,408
Class B	(1,012,383)	218,709
Class C	(1,856,882)	410,038
Class D	(296,478)	41,565
Class Z	(179,008)	54,417

NET INCOME (LOSS) PER UNIT*
Class A	(50.59)	9.22
Class B	(49.75)	10.92
Class C	(48.87)	12.65
Class D	(48.40)	13.53
Class Z	(46.96)	16.23

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	96,387.256	80,360.288
Class B	20,610.538	19,003.124
Class C	37,174.458	35,283.475
Class D	8,011.242	3,072.942
Class Z	3,798.684	2,879.907

* Based on the change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE HV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2011 and 2010
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2010	128,430,583	27,180,755	55,652,694	4,392,721	5,353,929	221,010,682

Subscriptions	9,708,875	2,931,503	1,607,883	7,982,114	397,807	22,628,182

Net Loss	(4,926,265)	(1,012,383)	(1,856,882)	(296,478)	(179,008)	(8,271,016)

Redemptions	(3,680,489)	(1,302,165)	(5,617,009)	–	(33,656)	(10,633,319)

Partners’ Capital,
March 31, 2011	129,532,704	27,797,710	49,786,686	12,078,357	5,539,072	224,734,529

Partners’ Capital,
December 31, 2009	97,264,166	23,606,083	45,405,413	3,929,404	3,594,596	173,799,662

Subscriptions	9,221,960	1,316,366	3,481,259	–	441,995	14,461,580

Net Income	864,408	218,709	410,038	41,565	54,417	1,589,137

Redemptions	(3,027,183)	(514,119)	(4,113,935)	–	(50,226)	(7,705,463)

Partners’ Capital,
March 31, 2010	104,323,351	24,627,039	45,182,775	3,970,969	4,040,782	182,144,916

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2010	93,726.780	19,502.516	39,260.116	3,072.942	3,651.080	159,213.434

Subscriptions	7,168.763	2,126.700	1,144.420	5,672.660	274.689	16,387.232

Redemptions	(2,741.092)	(945.728)	(4,028.551)	–	(23.440)	(7,738.811)

Ending Units,
March 31, 2011	98,154.451	20,683.488	36,375.985	8,745.602	3,902.329	167,861.855

Beginning Units,
December 31, 2009	78,373.994	18,794.498	35,719.371	3,072.942	2,760.791	138,721.596

Subscriptions	7,537.606	1,061.988	2,771.781	–	343.944	11,715.319

Redemptions	(2,469.694)	(418.062)	(3,297.056)	–	(39.474)	(6,224.286)

Ending Units,
March 31, 2010	83,441.906	19,438.424	35,194.096	3,072.942	3,065.261	144,212.629

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Managed Futures Profile HV, L.P. (“Profile HV” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).  The non-clearing commodity broker for each Trading Company is Morgan Stanley Smith Barney LLC (“MSSB”).  Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc (“MSIP”) act as each Trading Company’s clearing commodity broker (collectively, MS&Co. and MSIP are referred to as the “Commodity Brokers”).  MSIP serves as the commodity broker for trades on the London Metal Exchange.  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparties is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the "Fund of Funds" approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at March 31, 2011, are as follows:

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

Ceres Managed Futures LLC (“Ceres”), the general partner of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principle subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Units of limited partnership interest (“Units”) of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.

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

2.  Related Party Transactions
The cash held by each Trading Company is on deposit with MSSB, MS&Co., and MSIP in futures interest trading accounts to meet margin requirements as needed.  MSSB pays each Trading Company at each month end interest income on 100% of its average daily funds held at MSSB.  Assets deposited with MS&Co. and MSIP as margin are credited with interest income at a rate approximately equivalent to what MS&Co. and MSIP pay or charge other customers on such assets deposited as margin.  Assets not deposited as margin with MS&Co. and MSIP are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  For purposes of such interest payments, net assets do not include monies owed to each Trading Company on Futures Interests.  MSSB and MS&Co. will retain any excess interest not paid to each Trading Company.

The Partnership pays monthly administrative fees and general partner fees to Ceres.  The Partnership pays to MSSB, ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights
	Class A	Class B	Class C	Class D	Class Z
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,370.27	$ 1,393.71	$ 1,417.54	$ 1,429.48	$ $ 1,466.39

NET OPERATING RESULTS:
Net investment loss	(11.52)	(9.83)	(8.43)	(6.51)	(5.10)
Net realized/unrealized loss	(39.07)	(39.92)	(40.44)	(41.89)	(41.86)
Net loss	(50.59)	(49.75)	(48.87)	(48.40)	(46.96)

NET ASSET VALUE,
MARCH 31, 2011:	$ 1,319.68	$ 1,343.96	$ 1,368.67	$ 1,381.08	$ 1,419.43
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.44%	-2.88%	-2.43%	-1.87%	-1.42%
Partnership expenses (1) (2)	3.44%	2.88%	2.43%	1.87%	1.42%

TOTAL RETURN:	-3.69%	-3.57%	-3.45%	-3.39%	-3.20%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2010:	$ 1,241.03	$ 1,256.01	$ 1,271.17	$ 1,278.71	$ 1,302.02

NET OPERATING RESULTS:
Net investment loss	(10.40)	(9.09)	(7.53)	(6.78)	(4.50)
Net realized/unrealized gain	19.62	20.01	20.18	20.31	20.73
Net gain	9.22	10.92	12.65	13.53	16.23

NET ASSET VALUE,
MARCH 31, 2010:	$ 1,250.25	$ 1,266.93	$ 1,283.82	$ 1,292.24	$ 1,318.25
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.45%	-2.97%	-2.43%	-2.18%	-1.42%
Partnership expenses (1) (2)	3.45%	2.97%	2.43%	2.18%	1.42%

TOTAL RETURN:	0.74%	0.87%	1.00%	1.06%	1.25%

(1) Annualized

(2) Does not include the expenses of the Trading Companies in which the Partnership invest.

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

price and market price) are reported in the Statements of Financial Condition as net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of non-exchange-traded contracts is based on the fair value quoted by the counterparty.

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies’ contracts are accounted for on a trade-date basis and marked to market on a daily basis. A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions;
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

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on non-exchange-traded forward currency contracts

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

are settled upon termination of the contract. Gains and losses of off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

March 31, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	64,147,925	–	64,147,925
Investment in Aspect I, LLC	–	47,180,159	–	47,180,159
Investment in WNT I, LLC	–	44,676,109	–	44,676,109
Investment in Altis I, LLC	–	42,132,476	–	42,132,476
Investment in Boronia I, LLC	–	28,118,795	–	28,118,795

December 31, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	61,727,592	–	61,727,592
Investment in Aspect I, LLC	–	44,642,277	–	44,642,277
Investment in WNT I, LLC	–	42,988,859	–	42,988,859
Investment in Altis I, LLC	–	45,193,416	–	45,193,416
Investment in Boronia I, LLC	–	25,903,543	–	25,903,543

The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represents the net asset value of the Partnership’s pro rata share of each Trading Company.  The net assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

discount, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

At March 31, 2011, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 28.54%; Aspect I, LLC 21.00%; WNT I, LLC 19.88%; Altis I, LLC 18.75%; and Boronia I, LLC 12.51% of Profile HV’s Partners’ Capital, respectively.

At December 31, 2010, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 28.00%; Aspect I, LLC 20.25%; Altis I, LLC 20.50%; WNT I, LLC 19.50%; and Boronia I, LLC 11.75% of Profile HV’s Partners’ Capital, respectively,

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three months ended March 31, 2011 and 2010, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

For the Three Months Ended March 31, 2011	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	649	(1,206,174)	4,212,767	3,006,593
Aspect I, LLC	(1,120)	(388,642)	531,458	142,816
Altis I, LLC	1,224	(236,921)	(6,858,523)	(7,095,444)
WNT I, LLC	158	(532,875)	1,324,747	791,872

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2010	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(2,788)	(290,041)	(4,687,381)	(4,977,422)
Aspect I, LLC	(1,417)	(305,972)	1,994,084	1,688,112
Altis I, LLC	6,461	(150,556)	1,991,986	1,841,430
WNT I, LLC	80	(296,873)	2,264,797	1,967,924

6.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by Financial Accounting Standards Board on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

MANAGED FUTURES PROFILE HV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

7.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than these disclosed below.

Effective May 1, 2011 (the “Effective Date”), the Partnership changed its name to the Polaris Futures Fund L.P.  In addition, as of the Effective Date, the Partnership shifted from Profile Series and became a stand alone fund.  The Partnership’s primary trading focus remains the same.

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

The Trading Companies’ investment in Futures Interests may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”.  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Trading Companies from promptly liquidating their futures or options contracts and result in restrictions on redemptions.

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

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to the Partnership’s capital resource arrangements at the present time.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three month periods ended March 31,

2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Realized trading gain (loss)” when open positions are closed out.  The sum of these amounts constitutes the Trading Company’s trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.

For the Quarter Ended March 31, 2011
The Partnership recorded total realized/net change in unrealized appreciation/(depreciation) on investments of $(6,572,875) and expenses totaling $1,698,141, resulting in a net loss of $8,271,016 for the quarter ended March 31, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 3/31/11	NAV at 12/31/10

A	$1,319.68	$1,370.27
B	$1,343.96	$1,393.71
C	$1,368.67	$1,417.54
D	$1,381.08	$1,429.48
Z	$1,419.43	$1,466.39

The most significant trading losses were incurred within the global interest rate sector, primarily during February, from short positions in U.S. fixed-income futures as prices increased amid concern over unrest in the Middle East, which spurred demand for the relative “safety” of government debt. Within the currency markets, losses were experienced primarily during January due to long positions in the Australian dollar, Japanese yen, and South African rand versus the U.S. dollar as the value of these currencies declined against the U.S. dollar following the release of minutes from the latest U.S. Federal Reserve meeting that showed optimism about the U.S. economy. Within the global stock index markets, losses were recorded primarily during March from long positions in Japanese and European equity index futures as prices reversed lower amid concern that heightened tensions in the Middle East, as well as the natural disaster and subsequent nuclear crisis in Japan, may threaten the global economic recovery. Losses were incurred within the metals markets, primarily during March, from long positions in copper and nickel futures as prices moved lower amid concern that rising energy costs associated with mounting unrest in the Middle East may slow the global economy.

A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy markets, primarily during February, from long futures positions in RBOB (unleaded) gas, gas oil, and brent crude as prices rose after protests in Egypt turned violent, prompting fear of contagion to other Middle Eastern and North African nations and causing concern that crude oil supplies may be disrupted. Within the agricultural complex, gains were recorded primarily during January and February from long positions in corn futures as prices rose to the highest levels since July 2008 after the U.S. government lowered forecasts for domestic inventories as adverse weather slashed harvests.

For the Quarter Ended March 31, 2010
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

The Partnership’s and the Trading Companies’ past performance are no guarantee of their future results.  Any attempt to numerically quantify the Trading Companies’ market risk is limited by the uncertainty of their speculative trading.  The Trading Companies’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Trading Companies’ experiences to date disclosed under the "Trading Companies’ Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk (“VaR”) tables disclosed below.

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

The Trading Companies’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  VaR for a particular market sector is estimated by Ceres using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables.  The hypothetical daily changes in the value of a Trading Company’s portfolio are based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio is sensitive. The one-day 99% confidence level of the Trading Companies’ VaR corresponds to the reliability of the expectations that the Trading Company’s trading losses in one day will not exceed the maximum loss indicated by the VaR.  The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome.  Ceres uses approximately four years of daily market data and re-values its portfolio for each of the historical market moves that occurred over this period. This enables Ceres to generate a distribution of daily “simulated profit and loss” outcomes.

The Trading Companies’ VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the models used by Morgan Stanley and Ceres, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Trading Companies’ Value at Risk in Different Market Sectors
As of March 31, 2011 and December 31, 2010, Altis I, LLC’s total capitalization was $42,132,476 and $45,193,416, respectively.  The Partnership owned 100% and 100%, respectively, of Altis I, LLC.

Altis I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Currency	(1.38)%	(2.14)%
Interest Rate	(0.56)	(0.78)
Equity	(1.11)	(0.36)
Commodity	(1.74)	(2.83)
Aggregate Value at Risk	(2.55)%	(4.33)%

As of March 31, 2011 and December 31, 2010, Aspect I, LLC’s total capitalization was $56,759,636 and $54,986,074, respectively.  The Partnership owned approximately 83% and 81%, respectively, of Aspect I, LLC.
Aspect I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Currency	(1.15)%	(0.91)%
Interest Rate	(0.66)	(0.27)
Equity	(0.94)	(1.48)
Commodity	(2.52)	(2.49)
Aggregate Value at Risk	(4.21)%	(4.04)%

As of March 31, 2011 and December 31, 2010, BHM I, LLC’s total capitalization was $288,980,882 and $208,652,878, respectively.  The Partnership owned approximately 22% and 30%, respectively, of BHM I, LLC.

BHM I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Currency	(0.08)%	(0.08)%
Interest Rate	(0.55)	(0.39)
Commodity	(3.33)	(3.79)
Aggregate Value at Risk	(3.61)%	(4.02)%

As of March 31, 2011 and December 31, 2010, Boronia I, LLC’s total capitalization was $42,049,161 and $40,286,523, respectively.  The Partnership owned approximately 67% and 64%, respectively, of Boronia I, LLC.

Boronia I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Currency	(0.57)%	(1.39)%
Interest Rate	(0.53)	(0.52)
Equity	(1.10)	(0.65)
Commodity	(1.99)	(2.28)
Aggregate Value at Risk	(3.18)%	(2.68)%

As of March 31, 2011 and December 31, 2010, WNT I, LLC’s total capitalization was $55,036,198 and $53,769,718, respectively.  The Partnership owned approximately 81% and 80%, respectively, of WNT I, LLC.

WNT I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Currency	(0.80)%	(0.43)%
Interest Rate	(0.26)	(0.26)
Equity	(0.96)	(1.26)
Commodity	(1.27)	(1.44)
Aggregate Value at Risk	(2.98)%	(2.85)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end periods from April 1, 2010 through March 31, 2011 and January 1, 2010 through December 31, 2010, respectively.

March 31, 2011
Altis I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(2.14)%	(1.36)%	(1.66)%
Interest Rate	(1.57)	(0.56)	(1.00)
Equity	(3.93)	(0.36)	(1.87)
Commodity	(2.98)	(1.16)	(2.18)
Aggregate Value at Risk	(4.41)%	(2.43)%	(3.43)%

Aspect I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(1.34)%	(0.33)%	(0.93)%
Interest Rate	(1.65)	(0.27)	(0.96)
Equity	(1.48)	(0.22)	(0.91)
Commodity	(2.52)	(0.76)	(1.77)
Aggregate Value at Risk	(4.21)%	(1.56)%	(3.16)%

BHM I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.37)%	(0.06)%	(0.15)%
Interest Rate	(0.55)	(0.16)	(0.36)
Commodity	(3.90)	(2.52)	(3.39)
Aggregate Value at Risk	(4.45)%	(2.41)%	(3.62)%

Boronia I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(1.39)%	(0.57)%	(0.79)%
Interest Rate	(2.08)	(0.36)	(0.87)
Equity	(1.56)	(0.65)	(1.11)
Commodity	(2.57)	(0.69)	(1.88)
Aggregate Value at Risk	(3.94)%	(2.68)%	(3.29)%

WNT I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.80)%	(0.43)%	(0.61)%
Interest Rate	(1.13)	(0.26)	(0.67)
Equity	(1.26)	(0.13)	(0.81)
Commodity	(1.44)	(0.58)	(1.06)
Aggregate Value at Risk	(2.98)%	(1.45)%	(2.27)%

December 31, 2010
Altis I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(2.14)%	(0.75)%	(1.50)%
Interest Rate	(1.57)	(0.72)	(1.04)
Equity	(3.93)	(0.36)	(2.12)
Commodity	(2.98)	(1.16)	(2.22)
Aggregate Value at Risk	(4.41)%	(2.43)%	(3.59)%

Aspect I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(1.34)%	(0.33)%	(0.83)%
Interest Rate	(1.65)	(0.27)	(1.10)
Equity	(2.14)	(0.22)	(1.21)
Commodity	(2.49)	(0.76)	(1.50)
Aggregate Value at Risk	(4.04)%	(1.56)%	(3.00)%

BHM I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.37)%	(0.06)%	(0.22)%
Interest Rate	(0.78)	(0.16)	(0.42)
Commodity	(3.90)	(2.52)	(3.33)
Aggregate Value at Risk	(4.45)%	(2.41)%	(3.65)%

Boronia I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(1.39)%	(0.57)%	(0.85)%
Interest Rate	(2.08)	(0.36)	(1.12)
Equity	(2.01)	(0.65)	(1.34)
Commodity	(2.57)	(0.69)	(1.72)
Aggregate Value at Risk	(4.30)%	(2.68)%	(3.57)%

WNT I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.72)%	(0.43)%	(0.59)%
Interest Rate	(1.13)	(0.26)	(0.71)
Equity	(2.15)	(0.13)	(1.11)
Commodity	(1.44)	(0.58)	(1.02)
Aggregate Value at Risk	(2.85)%	(1.45)%	(2.23)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at March 31, 2011 and December 31, 2010 and for the four quarter-end reporting periods from April 1, 2010 through March 31, 2011 and from January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MSSB; as of March 31, 2011, such amount was equal to:
•	approximately 82% of Altis I, LLC’s net assets.
•	approximately 92% of Aspect I, LLC’s net assets.
•	approximately 90% of BHM I, LLC’s net assets.
•	approximately 93% of Boronia I, LLC’s net assets.
•	approximately 94% of WNT I, LLC’s net assets.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2011.

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

PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through March 31, 2011 was $280,531,227.  The Partnership received $1,917,000 in consideration from the sale of Units to the General Partner.

Item 6.  EXHIBITS
3.1	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of April1 8, 2011.

3.2	Form of Fourth Amended and Restated Limited Partnership Agreement of the Registrant, dated as of May 1, 2011.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Managed Futures Profile HV, L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 16, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.