Form 10-Q
period 2011-06-30
Managed Futures Profile HV, L.P.
filed 2011-08-15
CIK 1428040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 000-53115

POLARIS FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-8528957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ceres Managed Futures LLC
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

Managed Futures Profile HV, L.P.
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

Yes ☒  No ☐

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

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010	2

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 and 2010	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2011 and 2010	4

	Notes to Financial Statements	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29-40

Item 4.	Controls and Procedures	40-41

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Securities and Use of Proceeds	42

Item 6.	Exhibits	42

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	80,002,414	61,727,592
Investment in Aspect I, LLC	44,197,916	44,642,277
Investment in Altis I, LLC	43,733,720	45,193,416
Investment in AHL I, LLC	35,648,642	–
Investment in Boronia I, LLC	29,845,529	25,903,543
Investment in WNT I, LLC	–	42,988,859

Total Investments in Affiliated Trading Companies, at fair value (cost $220,743,299 and $181,299,988, respectively)	233,428,221	220,455,687
Receivable from Affiliated Trading Companies	–	207,377
Subscriptions receivable	–	4,820,171

Total Assets	233,428,221	225,483,235

LIABILITIES

Redemptions payable	688,918	977,670
Payable to Affiliated Trading Companies	–	3,494,883

Total Liabilities	688,918	4,472,553

PARTNERS’ CAPITAL
Class A (110,740.130 and 93,726.780 Units, respectively)	137,464,476	128,430,583
Class B (23,858.029 and 19,502.516 Units, respectively)	30,198,822	27,180,755
Class C (37,180.265 and 39,260.116 Units, respectively)	47,988,269	55,652,694
Class D* (8,745.602 and 3,072.942 Units, respectively)	11,397,483	4,392,721
Class Z (4,240.206 and 3,651.080 Units, respectively)	5,690,253	5,353,929

Total Partners’ Capital	232,739,303	221,010,682

Total Liabilities and Partners’ Capital	233,428,221	225,483,235

NET ASSET VALUE PER UNIT
Class A	1,241.33	1,370.27
Class B	1,265.77	1,393.71
Class C	1,290.69	1,417.54
Class D*	1,303.22	1,429.48
Class Z	1,341.97	1,466.39

* Class D Units were issued beginning on March 1, 2009.

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	976,951	738,694	1,883,814	1,436,348
General Partner fees	605,103	458,580	1,170,302	892,762
Administrative fees	180,701	183,432	406,780	357,105

Total Expenses	1,762,755	1,380,706	3,460,896	2,686,215

NET INVESTMENT LOSS	(1,762,755)	(1,380,706)	(3,460,896)	(2,686,215)

REALIZED/NET CHANGE IN UNREALIZED DEPRECIATION
ON INVESTMENTS
Realized	6,735,769	680,733	7,139,363	680,733
Net change in unrealized depreciation
on investments	(19,494,308)	(6,830,796)	(26,470,777)	(3,936,150)

Total Realized/Net Change in Unrealized Depreciation on Investments	(12,758,539)	(6,150,063)	(19,331,414)	(3,255,417)

NET LOSS	(14,521,294)	(7,530,769)	(22,792,310)	(5,941,632)

NET LOSS ALLOCATION
Class A	(8,711,210)	(4,401,418)	(13,637,475)	(3,537,010)
Class B	(1,861,096)	(999,061)	(2,873,479)	(780,352)
Class C	(2,936,095)	(1,825,737)	(4,792,977)	(1,415,699)
Class D	(680,874)	(152,402)	(977,352)	(110,837)
Class Z	(332,019)	(152,151)	(511,027)	(97,734)

NET LOSS PER UNIT *
Class A	(78.35)	(51.78)	(128.94)	(42.56)
Class B	(78.19)	(50.94)	(127.94)	(40.02)
Class C	(77.98)	(50.06)	(126.85)	(37.41)
Class D	(77.86)	(49.60)	(126.26)	(36.07)
Class Z	(77.46)	(48.18)	(124.42)	(31.95)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	107,574.103	84,710.852	101,906.465	82,547.588
Class B	22,887.964	19,557.896	21,552.461	19,282.042
Class C	37,273.358	36,193.565	37,224.196	35,741.034
Class D	8,745,602	3,072.942	7,774.041	3,072.942
Class Z	4,079.068	3,123.585	3,939.651	3,002.419

*Based on the change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2010	128,430,583	27,180,755	55,652,694	4,392,721	5,353,929	221,010,682

Subscriptions	29,939,688	8,016,477	3,407,346	7,982,114	932,808	50,278,433

Net Loss	(13,637,475)	(2,873,479)	(4,792,977)	(977,352)	(511,027)	(22,792,310)

Redemptions	(7,268,320)	(2,124,931)	(6,278,794)	–	(85,457)	(15,757,502)

Partners’ Capital,
June 30, 2011	137,464,476	30,198,822	47,988,269	11,397,483	5,690,253	232,739,303

Partners’ Capital,
December 31, 2009	97,264,166	23,606,083	45,405,413	3,929,404	3,594,596	173,799,662

Subscriptions	16,414,314	2,937,278	6,332,689	–	608,496	26,292,777

Net Loss	(3,537,010)	(780,352)	(1,415,699)	(110,837)	(97,734)	(5,941,632)

Redemptions	(5,414,100)	(977,328)	(4,248,441)	–	(50,226)	(10,690,095)

Partners’ Capital,
June 30, 2010	104,727,370	24,785,681	46,073,962	3,818,567	4,055,132	183,460,712

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2010	93,726.780	19,502.516	39,260.116	3,072.942	3,651.080	159,213.434

Subscriptions	22,506.211	5,898.592	2,441.016	5,672.660	651.166	37,169.645

Redemptions	(5,492.861)	(1,543.079)	(4,520.867)	–	(62.040)	(11,618.847)

Ending Units,
June 30, 2011	110,740.130	23,858.029	37,180.265	8,745.602	4,240.206	184,764.232

Beginning Units,
December 31, 2009	78,373.994	18,794.498	35,719.371	3,072.942	2,760.791	138,721.596

Subscriptions	13,437.000	2,385.623	5,029.208	–	471.531	21,323.362

Redemptions	(4,426.418)	(796.979)	(3,404.340)	–	(39.474)	(8,667.211)

Ending Units,
June 30, 2010	87,384.576	20,383.142	37,344.239	3,072.942	3,192.848	151,377.747

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Polaris Futures Fund L.P. (formerly, Managed Futures Profile HV, L.P.) (“Polaris” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

1.  Organization
Polaris Futures Fund L.P. (formerly, Managed Futures Profile HV, L.P.) was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments of the Trading Companies) through its investments in affiliated trading companies (each a “Trading Company”, or collectively the “Trading Companies”).  Prior to May 1, 2011, Polaris was one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of Polaris, LV Futures Fund L.P. (formerly, Managed Futures Profile LV, L.P.) (“LV”), and Meritage Futures Fund L.P. (formerly, Managed Futures Profile MV, L.P.) (“Meritage” and with Polaris and LV the “Profile Series”).   Effective May 1, 2011, the Profile Series is comprised of LV and Meritage.

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
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

The financial statements of the Partnership have been prepared using the "Fund of Funds" approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at June 30, 2011, are as follows:

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Trading Company	Trading Advisor

Morgan Stanley Smith Barney Altis I, LLC
(“Altis I, LLC”)	Altis Partners (Jersey) Limited
Morgan Stanley Smith Barney Aspect I, LLC
(“Aspect I, LLC”)	Aspect Capital Limited
Morgan Stanley Smith Barney BHM I, LLC
(“BHM I, LLC”)	Blenheim Capital Management, L.L.C.
Morgan Stanley Smith Barney Boronia I, LLC
(“Boronia I, LLC”)	Boronia Capital Pty. Ltd.
Morgan Stanley Smith Barney AHL I, LLC
(“AHL I, LLC”)	Man-AHL (USA) Ltd.

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

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
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

Effective April 18, 2011 the Partnership changed its name to Polaris Futures Fund L.P.  In addition, as of May 1, 2011, the Partnership shifted from Profile Series and became a stand alone fund.  The Partnership’s primary trading focus remains the same.

Effective at the close of business on May 31, 2011, Winton Capital Management Limited was terminated as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in Morgan Stanley Smith Barney AHL I, LLC added Man-AHL (USA) Ltd. as a Trading Advisor to the Partnership.

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

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Changes in the net asset value per Unit for three and six months ended June 30, 2010 and 2011 were as follows:
	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2011:	$ 1,319.68	$ 1,343.96	$ 1,368.67	$ 1,381.08	$ $ 1,419.43

NET OPERATING RESULTS:
Net investment loss	(10.90)	(9.42)	(7.89)	(7.10)	(4.62)
Net realized/unrealized loss	(67.45)	(68.77)	(70.09)	(70.76)	(72.84)
Net loss	(78.35)	(78.19)	(77.98)	(77.86)	(77.46)

NET ASSET VALUE,
JUNE 30, 2011:	$ 1,241.33	$ 1,265.77	$ 1,290.69	$ 1,303.22	$ 1,341.97
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.31%	-2.81%	-2.30%	-2.05%	-1.30%
Partnership expenses (1) (2)	3.31%	2.81%	2.30%	2.05%	1.30%

TOTAL RETURN:	-5.94%	-5.82%	-5.70%	-5.64%	-5.46%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,370.27	$ 1,393.71	$ 1,417.54	$ 1,429.48	$ $ 1,466.39

NET OPERATING RESULTS:
Net investment loss	(22.40)	(19.40)	(16.32)	(14.70)	(9.70)
Net realized/unrealized loss	(106.54)	(108.54)	(110.53)	(111.56)	(114.72)
Net loss	(128.94)	(127.94)	(126.85)	(126.26)	(124.42)

NET ASSET VALUE,
JUNE 30, 2011:	$ 1,241.33	$ 1,265.77	$ 1,290.69	$ 1,303.22	$ 1,341.97
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.37%	-2.87%	-2.37%	-2.12%	-1.36%
Partnership expenses (1) (2)	3.37%	2.87%	2.37%	2.12%	1.36%

TOTAL RETURN:	-9.41%	-9.18%	-8.95%	-8.83%	-8.48%

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2010:	$ 1,250.25	$ 1,266.93	$ 1,283.82	$ 1,292.24	$ $ 1,318.25

NET OPERATING RESULTS:
Net investment loss	(10.52)	(9.10)	(7.63)	(6.88)	(4.57)
Net realized/unrealized loss	(41.26)	(41.84)	(42.43)	(42.72)	(43.61)
Net loss	(51.78)	(50.94)	(50.06)	(49.60)	(48.18)

NET ASSET VALUE,
JUNE 30, 2010:	$ 1,198.47	$ 1,215.99	$ 1,233.76	$ 1,242.64	$ 1,270.07
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.41%	-2.91%	-2.41%	-2.16%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	2.16%	1.40%

TOTAL RETURN:	-4.14%	-4.02%	-3.90%	-3.84%	-3.65%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2010:	$ 1,241.03	$ 1,256.01	$ 1,271.17	$ 1,278.71	$ $ 1,302.02

NET OPERATING RESULTS:
Net investment loss	(20.92)	(18.08)	(15.16)	(13.67)	(9.07)
Net realized/unrealized loss	(21.64)	(21.94)	(22.25)	(22.40)	(22.88)
Net loss	(42.56)	(40.02)	(37.41)	(36.07)	(31.95)

NET ASSET VALUE,
JUNE 30, 2010:	$ 1,198.47	$ 1,215.99	$ 1,233.76	$ 1,242.64	$ 1,270.07
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.43%	-2.92%	-2.42%	-2.17%	-1.41%
Partnership expenses (1) (2)	3.43%	2.92%	2.42%	2.17%	1.41%

TOTAL RETURN:	-3.43%	-3.19%	-2.94%	-2.82%	-2.45%

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

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
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

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
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

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses of off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

input to the fair value measurement in its entirety requires judgment, and consideration of the factors specific to the investment.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

June 30, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	80,002,414	–	80,002,414
Investment in Aspect I, LLC	–	44,197,916	–	44,197,916
Investment in Altis I, LLC	–	43,733,720	–	43,733,720
Investment in AHL I, LLC	–	35,648,642	–	35,648,642
Investment in Boronia I, LLC	–	29,845,529	–	29,845,529

December 31, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	61,727,592	–	61,727,592
Investment in Aspect I, LLC	–	44,642,277	–	44,642,277
Investment in WNT I, LLC	–	42,988,859	–	42,988,859
Investment in Altis I, LLC	–	45,193,416	–	45,193,416
Investment in Boronia I, LLC	–	25,903,543	–	25,903,543

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

At June 30, 2011, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 34.40%; Altis I, LLC 18.80%; Aspect I, LLC 19.00%; AHL I, LLC 15.30%; and Boronia I, LLC 12.80% of Polaris’ Partners’ Capital, respectively.

At December 31, 2010, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 28.00%; Aspect I, LLC 20.25%; Altis I, LLC 20.50%; WNT I, LLC 19.50%; and Boronia I, LLC 11.75% of Polaris’ Partners’ Capital, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2011 and 2010, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended June 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(9,126)	(1,724,433)	(29,242,375)	(30,966,808)
Altis I, LLC	(4,738)	(224,835)	(4,335,671)	(4,560,506)

For the Six Months Ended June 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(8,477)	(2,930,606)	(25,029,608)	(27,960,214)
Altis I, LLC	(3,514)	(461,756)	(11,194,194)	(11,655,950)

For the Three Months Ended June 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(3,362)	(310,861)	(12,888,335)	(13,199,196)
WNT I, LLC	268	(473,865)	1,525,950	1,052,085
Aspect I, LLC	(680)	(322,174)	219,680	(102,494)
Altis I, LLC	14,152	(162,846)	(2,470,516)	(2,633,362)

For the Six Months Ended June 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(6,150)	(600,902)	(17,575,716)	(18,176,618)
WNT I, LLC	348	(770,738)	3,790,747	3,020,009
Aspect I, LLC	(2,097)	(628,146)	2,213,764	1,585,618
Altis I, LLC	20,613	(313,402)	(478,530)	(791,932)

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Other Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

7.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

POLARIS FUTURES FUND L.P.
(formerly, Managed Futures Profile HV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by Financial Accounting Standards Board on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

The Trading Companies’ investment in Futures Interests may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Trading Companies from promptly liquidating their futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended

June 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2011
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(12,758,539) and expenses totaling $1,762,755, resulting in a net loss of $14,521,294 for the three months ended June 30, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/11	NAV at 3/31/11

A	$1,241.33	$1,319.68
B	$1,265.77	$1,343.96
C	$1,290.69	$1,368.67
D	$1,303.22	$1,381.08
Z	$1,341.97	$1,419.43

The most significant trading losses were recorded within the agricultural complex, primarily during May, from long positions in cocoa futures as prices declined amid speculation that global supplies are rising. Additional losses were experienced during June from long positions in wheat futures as prices fell on speculation that warm weather would aid U.S. crops. Within the global interest rate sector, losses were incurred primarily in April due to short positions in European fixed-income futures as prices moved higher after Standard & Poor’s put a “negative” outlook on the United States’ AAA credit rating, prompting demand for an alternative to U.S. Treasuries. Within the global stock index markets, losses were experienced primarily during May and June from long positions in U.S., European, and Pacific Rim equity index futures as prices moved lower after worse-than-expected economic reports stoked concern the global economic recovery is faltering. Losses were recorded within the metals sector, primarily during May and June, from long positions in aluminum futures as prices fell on spurring speculation China’s anti-inflation policies may slow growth in the world’s second-biggest economy and biggest purchaser of base metals. Within the energy complex, losses were incurred primarily during May and June due to long futures positions in crude oil and its related products as prices moved lower on concern energy demand may weaken. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the currency markets, primarily during April, due to long positions in the Australian dollar, euro, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(19,331,414) and expenses totaling $3,460,896, resulting in a net loss of $22,792,310 for the six months ended June 30, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/11	NAV at 12/31/10

A	$1,241.33	$1,370.27
B	$1,265.77	$1,393.71
C	$1,290.69	$1,417.54
D	$1,303.22	$1,429.48
Z	$1,341.97	$1,466.39

The most significant trading losses were incurred in the global interest rate sector, primarily during February, from short positions in U.S. fixed-income futures as prices increased amid concern over unrest in the Middle East, which spurred demand for the relative “safety” of government debt. Further losses were experienced during April from short positions in European fixed-income futures as prices moved higher. Within the global stock index markets, losses were recorded primarily during March from long positions in Japanese and European equity index futures as prices reversed lower amid concern that the natural disaster and subsequent nuclear crisis in Japan was going to threaten the global economic recovery. Additional losses were experienced in this sector during May and June from long positions in U.S., European, and Pacific Rim equity index futures. Within the agricultural complex, losses were incurred primarily during March due to long positions in cocoa futures as prices fell on signs the political turmoil that hampered exports may be easing in the Ivory Coast, the world’s biggest producer of cocoa.

In June, long positions in wheat futures resulted in losses as prices fell. Losses were experienced within the metals markets, primarily during March, from long positions in copper and nickel futures as prices moved lower amid concern that rising energy costs would possibly slow the global economy and reduce demand for base metals. Further losses were incurred within this sector during May and June from long positions in aluminum futures. A portion of the Partnership’s losses during the first half of the year was offset by gains recorded within the energy markets, primarily during February, from long futures positions in RBOB (unleaded) gas, gas oil, and brent crude as prices rose after protests in Egypt turned violent, causing concern that crude oil supplies may be disrupted. In April, long futures positions in crude oil and its related products also resulted in gains as prices continued to increase amid concern that unrest may spread to other crude-producing parts of the Middle East and curtail energy supplies.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of June 30, 2011 and December 31, 2010, Altis I, LLC’s total capitalization was $48,540,074 and $45,193,416, respectively.  The Partnership owned approximately 90% and 100%, respectively, of Altis I, LLC.

Altis I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Interest Rate	(0.86)%	(0.78)%
Currency	(1.92)	(2.14)
Equity	(0.46)	(0.36)
Commodity	(0.77)	(2.83)
Aggregate Value at Risk	(2.22)%	(4.33)%

As of June 30, 2011 and December 31, 2010, Aspect I, LLC’s total capitalization was $49,050,123 and $54,986,074, respectively.  The Partnership owned approximately 90% and 81%, respectively, of Aspect I, LLC.

Aspect I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Interest Rate	(2.17)%	(0.27)%
Currency	(1.07)	(0.91)
Equity	(0.23)	(1.48)
Commodity	(0.75)	(2.49)
Aggregate Value at Risk	(2.59)%	(4.04)%

As of June 30, 2011 and December 31, 2010, BHM I, LLC’s total capitalization was $413,342,385 and $208,652,878, respectively.  The Partnership owned approximately 19% and 30%, respectively, of BHM I, LLC.

BHM I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Interest Rate	(0.40)%	(0.39)%
Currency	(0.16)	(0.08)
Commodity	(3.42)	(3.79)
Aggregate Value at Risk	(4.06)%	(4.02)%

As of June 30, 2011 and December 31, 2010, Boronia I, LLC’s total capitalization was $43,853,560 and $40,286,523, respectively.  The Partnership owned approximately 68% and 64%, respectively, of Boronia I, LLC.

Boronia I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Interest Rate	(0.73)%	(0.52)%
Currency	(1.27)	(1.39)
Equity	(2.17)	(0.65)
Commodity	(0.77)	(2.28)
Aggregate Value at Risk	(4.06)%	(2.68)%

As of June 30, 2011 AHL I, LLC’s total capitalization was $39,564,376.  The Partnership owned approximately 90% of AHL I, LLC.  Effective June 1, 2011 AHL I, LLC was added as a Trading Company.

AHL I, LLC
June 30, 2011
Primary Market Risk Category	VAR

Interest Rate	(0.74)%
Currency	(2.52)
Equity	(0.41)
Commodity	(0.52)
Aggregate Value at Risk	(2.14)%

As of December 31, 2010, WNT I, LLC’s total capitalization was $53,769,718.  The Partnership owned approximately 80% of WNT I, LLC.  Effective as of the close of business on May 31, 2011, WNT I, LLC was terminated as a Trading Advisor to the Partnership.

WNT I, LLC
December 31, 2010
Primary Market Risk Category	VAR

Interest Rate	(0.26)%
Currency	(0.43)
Equity	(1.26)
Commodity	(1.44)
Aggregate Value at Risk	(2.85)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end periods from July 1, 2010 through June 30, 2011 and January 1, 2010 through December 31, 2010, respectively.

June 30, 2011
Altis I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(1.08)%	(0.56)%	(0.82)%
Currency	(2.14)	(1.38)	(1.80)
Equity	(3.93)	(0.36)	(1.46)
Commodity	(2.98)	(0.77)	(2.08)
Aggregate Value at Risk	(4.41)%	(2.22)%	(3.38)%

Aspect I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(2.17)%	(0.27)%	(1.19)%
Currency	(1.34)	(0.91)	(1.12)
Equity	(1.48)	(0.23)	(0.92)
Commodity	(2.52)	(0.75)	(1.77)
Aggregate Value at Risk	(4.21)%	(2.59)%	(3.42)%

BHM I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(0.55)%	(0.34)%	(0.42)%
Currency	(0.16)	(0.06)	(0.10)
Commodity	(3.90)	(3.33)	(3.61)
Aggregate Value at Risk	(4.45)%	(3.61)%	(4.03)%

Boronia I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(0.73)%	(0.36)%	(0.54)%
Currency	(1.39)	(0.57)	(0.95)
Equity	(2.17)	(0.65)	(1.37)
Commodity	(2.57)	(0.77)	(1.90)
Aggregate Value at Risk	(4.06)%	(2.68)%	(3.47)%

AHL I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(0.74)%	– %	(0.18)%
Currency	(2.52)	–	(0.63)
Equity	(0.41)	–	(0.10)
Commodity	(0.52)	–	(0.13)
Aggregate Value at Risk	(2.14)%	– %	(0.54)%

December 31, 2010
Altis I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(1.57)%	(0.72)%	(1.04)%
Currency	(2.14)	(0.75)	(1.50)
Equity	(3.93)	(0.36)	(2.12)
Commodity	(2.98)	(1.16)	(2.22)
Aggregate Value at Risk	(4.41)%	(2.43)%	(3.59)%

Aspect I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(1.65)%	(0.27)%	(1.10)%
Currency	(1.34)	(0.33)	(0.83)
Equity	(2.14)	(0.22)	(1.21)
Commodity	(2.49)	(0.76)	(1.50)
Aggregate Value at Risk	(4.04)%	(1.56)%	(3.00)%

BHM I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(0.78)%	(0.16)%	(0.42)%
Currency	(0.37)	(0.06)	(0.22)
Commodity	(3.90)	(2.52)	(3.33)
Aggregate Value at Risk	(4.45)%	(2.41)%	(3.65)%

Boronia I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(2.08)%	(0.36)%	(1.12)%
Currency	(1.39)	(0.57)	(0.85)
Equity	(2.01)	(0.65)	(1.34)
Commodity	(2.57)	(0.69)	(1.72)
Aggregate Value at Risk	(4.30)%	(2.68)%	(3.57)%

WNT I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(1.13)%	(0.26)%	(0.71)%
Currency	(0.72)	(0.43)	(0.59)
Equity	(2.15)	(0.13)	(1.11)
Commodity	(1.44)	(0.58)	(1.02)
Aggregate Value at Risk	(2.85)%	(1.45)%	(2.23)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at June 30, 2011 and December 31, 2010 and for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and from January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MSSB; as of June 30, 2011, such amount was equal to:
•	approximately 88% of Altis I, LLC’s net assets.
•	approximately 92% of Aspect I, LLC’s net assets.
•	approximately 92% of BHM I, LLC’s net assets.
•	approximately 91% of Boronia I, LLC’s net assets.
•	approximately 94% of AHL I, LLC’s net assets.

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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no significant changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through June 30, 2011 was $301,481,510.  The Partnership received $2,217,000 in consideration from the sale of Units to the General Partner.

Item 6.  EXHIBITS
10.1	Advisory Agreement among Morgan Stanley Smith Barney AHL I, LLC, Ceres Managed Futures LLC and Man-AHL (USA) Ltd. dated May 4, 2011.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Polaris Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 15, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.