Form 10-Q
period 2011-09-30
Polaris Futures Fund L.P.
filed 2011-11-14
CIK 1428040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 or

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

POLARIS FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010	2

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 and 2010	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2011 and 2010	4

	Notes to Financial Statements	5-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29-43

Item 4.	Controls and Procedures	43-44

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Securities and Use of Proceeds	45

Item 6.	Exhibits	45-46

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

POLARIS FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	77,392,124	61,727,592
Investment in Aspect I, LLC	45,297,015	44,642,277
Investment in Altis I, LLC	44,917,423	45,193,416
Investment in AHL I, LLC	37,291,597	–
Investment in Boronia I, LLC	30,390,618	25,903,543
Investment in WNT I, LLC	–	42,988,859

Total Investments in Affiliated Trading Companies, at fair value (cost $229,175,375 and $181,299,988, respectively)	235,288,777	220,455,687
Receivable from Affiliated Trading Companies	–	207,377
Subscriptions receivable	–	4,820,171

Total Assets	235,288,777	225,483,235

LIABILITIES

Redemptions payable	891,980	977,670
Payable to Affiliated Trading Companies	–	3,494,883

Total Liabilities	891,980	4,472,553

PARTNERS’ CAPITAL
Class A (118,296.262 and 93,726.780 Units, respectively)	142,127,048	128,430,583
Class B (25,075.003 and 19,502.516 Units, respectively)	30,758,549	27,180,755
Class C (35,880.665 and 39,260.116 Units, respectively)	44,936,722	55,652,694
Class D* (8,745.602 and 3,072.942 Units, respectively)	11,066,278	4,392,721
Class Z (4,219.391 and 3,651.080 Units, respectively)	5,508,200	5,353,929

Total Partners’ Capital	234,396,797	221,010,682

Total Liabilities and Partners’ Capital	235,288,777	225,483,235

NET ASSET VALUE PER UNIT
Class A	1,201.45	1,370.27
Class B	1,226.66	1,393.71
Class C	1,252.39	1,417.54
Class D*	1,265.35	1,429.48
Class Z	1,305.45	1,466.39

* Class D Units were issued beginning on March 1, 2009.

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	1,004,687	750,999	2,888,501	2,187,347
General Partner fees	615,916	465,103	1,786,218	1,357,865
Administrative fees	153,979	186,041	560,759	543,146

Total Expenses	1,774,582	1,402,143	5,235,478	4,088,358

NET INVESTMENT LOSS	(1,774,582)	(1,402,143)	(5,235,478)	(4,088,358)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON
INVESTMENTS
Realized	590,275	320,767	7,729,638	1,001,500
Net change in unrealized appreciation (depreciation) on investments	(6,571,520)	14,804,458	(33,042,297)	10,868,308

Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	(5,981,245)	15,125,225	(25,312,659)	11,869,808

NET INCOME (LOSS)	(7,755,827)	13,723,082	(30,548,137)	7,781,450

NET INCOME (LOSS) ALLOCATION
Class A	(4,920,276)	7,816,531	(18,557,751)	4,279,521
Class B	(1,042,425)	1,804,572	(3,915,904)	1,024,220
Class C	(1,308,683)	3,492,528	(6,101,660)	2,076,829
Class D	(331,205)	295,129	(1,308,557)	184,292
Class Z	(153,238)	314,322	(664,265)	216,588

NET INCOME (LOSS) PER UNIT *
Class A	(39.88)	88.69	(168.82)	46.13
Class B	(39.11)	91.59	(167.05)	51.57
Class C	(38.30)	94.55	(165.15)	57.14
Class D	(37.87)	96.04	(164.13)	59.97
Class Z	(36.52)	100.66	(160.94)	68.71

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	116,725.786	87,945.271	106,900.522	84,366.587
Class B	24,823.132	19,901.609	22,654.665	19,490.834
Class C	36,801.540	37,022.270	37,081.763	36,172.806
Class D	8,745.602	3,072.942	8,101.454	3,072.942
Class Z	4,233.419	3,142.603	4,038.649	3,049.660

*Based on the change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2010	128,430,583	27,180,755	55,652,694	4,392,721	5,353,929	221,010,682

Subscriptions	42,687,214	10,765,893	3,919,143	7,982,114	982,808	66,337,172

Net Loss	(18,557,751)	(3,915,904)	(6,101,660)	(1,308,557)	(664,265)	(30,548,137)

Redemptions	(10,432,998)	(3,272,195)	(8,533,455)	–	(164,272)	(22,402,920)

Partners’ Capital,
September 30, 2011	142,127,048	30,758,549	44,936,722	11,066,278	5,508,200	234,396,797

Partners’ Capital,
December 31, 2009	97,264,166	23,606,083	45,405,413	3,929,404	3,594,596	173,799,662

Subscriptions	22,624,064	3,601,784	9,134,376	–	835,507	36,195,731

Net Income	4,279,521	1,024,220	2,076,829	184,292	216,588	7,781,450

Redemptions	(9,181,531)	(2,935,303)	(8,055,955)	–	(161,285)	(20,334,074)

Partners’ Capital,
September 30, 2010	114,986,220	25,296,784	48,560,663	4,113,696	4,485,406	197,442,769

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2010	93,726.780	19,502.516	39,260.116	3,072.942	3,651.080	159,213.434

Subscriptions	32,571.808	8,014.441	2,837.281	5,672.660	687.284	49,783.474

Redemptions	(8,002.326)	(2,441.954)	(6,216.732)	–	(118.973)	(16,779.985)

Ending Units,
September 30, 2011	118,296.262	25,075.003	35,880.665	8,745.602	4,219.391	192,216.923

Beginning Units,
December 31, 2009	78,373.994	18,794.498	35,719.371	3,072.942	2,760.791	138,721.596

Subscriptions	18,389.151	2,905.626	7,204.634	–	637.836	29,137.247

Redemptions	(7,429.873)	(2,353.798)	(6,365.729)	–	(126.358)	(16,275.758)

Ending Units,
September 30, 2010	89,333.272	19,346.326	36,558.276	3,072.942	3,272.269	151,583.085

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).  The non-clearing commodity broker for each Trading Company is Morgan Stanley Smith Barney LLC (“MSSB”).  Morgan Stanley & Co. LLC ("MS&Co.") (formerly, Morgan Stanley & Co. Incorporated) and Morgan Stanley & Co. International plc (“MSIP”) act as each Trading Company’s clearing commodity broker (collectively, MS&Co. and MSIP are referred to as the “Commodity Brokers”).  MSIP serves as the commodity broker for trades on the London Metal Exchange.  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparties are MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the "Fund of Funds" approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total realized/net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at September 30, 2011, are as follows:

POLARIS FUTURES FUND L.P.
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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership pays monthly administrative fees and general partner fees to Ceres.  The Partnership pays to MSSB, ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

3.  Financial Highlights

Changes in the net asset value per Unit for three and nine months ended September 30, 2011 and 2010 were as follows:
	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2011:	$1,241.33	$1,265.77	$1,290.69	$1,303.22	$	$ 1,341.97

NET OPERATING RESULTS:
Net investment loss	(10.31)	(8.90)	(7.42)	(6.67)		(4.29)
Net realized/unrealized loss	(29.57)	(30.21)	(30.88)	(31.20)		(32.23)
Net loss	(39.88)	(39.11)	(38.30)	(37.87)		(36.52)

NET ASSET VALUE,
SEPTEMBER 30, 2011:	$1,201.45	$1,226.66	$1,252.39	$1,265.35		$1,305.45
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.22%	-2.73%	-2.23%	-1.98%		-1.24%
Partnership expenses (1) (2)	3.22%	2.73%	2.23%	1.98%		1.24%

TOTAL RETURN:	-3.21%	-3.09%	-2.97%	-2.91%		-2.72%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$1,370.27	$1,393.71	$1,417.54	$1,429.48		$1,466.39

NET OPERATING RESULTS:
Net investment loss	(32.62)	(28.21)	(23.75)	(21.30)		(13.96)
Net realized/unrealized loss	(136.20)	(138.84)	(141.40)	(142.83)		(146.98)
Net loss	(168.82)	(167.05)	(165.15)	(164.13)		(160.94)

NET ASSET VALUE,
SEPTEMBER 30, 2011:	$1,201.45	$1,226.66	$1,252.39	$1,265.35		$1,305.45
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.32%	-2.82%	-2.32%	-2.07%		-1.32%
Partnership expenses (1) (2)	3.32%	2.82%	2.32%	2.07%		1.32%

TOTAL RETURN:	-12.32%	-11.99%	-11.65%	-11.48%		-10.98%

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2010:	$1,198.47	$1,215.99	$1,233.76	$1,242.64	$	$ 1,270.07

NET OPERATING RESULTS:
Net investment loss	(10.35)	(8.96)	(7.52)	(6.79)		(4.52)
Net realized/unrealized gain	99.04	100.55	102.07	102.83		105.18
Net income	88.69	91.59	94.55	96.04		100.66

NET ASSET VALUE,
SEPTEMBER 30, 2010:	$1,287.16	$1,307.58	$1,328.31	$1,338.68		$1,370.73
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.37%	-2.88%	-2.38%	-2.13%		-1.39%
Partnership expenses (1) (2)	3.37%	2.88%	2.38%	2.13%		1.39%

TOTAL RETURN:	7.40%	7.53%	7.66%	7.73%		7.93%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2010:	$1,241.03	$1,256.01	$1,271.17	$1,278.71		$1,302.02

NET OPERATING RESULTS:
Net investment loss	(31.26)	(27.03)	(22.68)	(20.46)		(13.59)
Net realized/unrealized gain	77.39	78.60	79.82	80.43		82.30
Net income	46.13	51.57	57.14	59.97		68.71

NET ASSET VALUE,
SEPTEMBER 30, 2010:	$1,287.16	$1,307.58	$1,328.31	$1,338.68		$1,370.73
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-2.16%		-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	2.16%		1.40%

TOTAL RETURN:	3.72%	4.11%	4.50%	4.69%		5.28%

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

POLARIS FUTURES FUND L.P.
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

September 30, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	77,392,124	–	77,392,124
Investment in Aspect I, LLC	–	45,297,015	–	45,297,015
Investment in Altis I, LLC	–	44,917,423	–	44,917,423
Investment in AHL I, LLC	–	37,291,597	–	37,291,597
Investment in Boronia I, LLC	–	30,390,618	–	30,390,618

December 31, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	61,727,592	–	61,727,592
Investment in Aspect I, LLC	–	44,642,277	–	44,642,277
Investment in Altis I, LLC	–	45,193,416	–	45,193,416
Investment in Boronia I, LLC	–	25,903,543	–	25,903,543
Investment in WNT I, LLC	–	42,988,859	–	42,988,859

POLARIS FUTURES FUND L.P.
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

At September 30, 2011, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 33.00%; Aspect I, LLC 19.30%; Altis I, LLC 19.15%; AHL I, LLC 15.90%; and Boronia I, LLC 13.00% of Polaris’ Partners’ Capital, respectively.

At December 31, 2010, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 28.00%; Aspect I, LLC 20.25%; Altis I, LLC 20.50%; Boronia I, LLC 11.75% and WNT I, LLC 19.50%; of Polaris’ Partners’ Capital, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2011 and 2010, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended September 30, 2011	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Altis I, LLC	530	(193,266)	(2,473,042)	(2,666,308)
Aspect I, LLC	(308)	(964,425)	5,259,405	4,294,980
AHL I, LLC	1,488	(470,244)	2,283,695	1,813,451
BHM I, LLC	(19,396)	(2,147,827)	(59,690,597)	(61,838,424)

For the Nine Months Ended September 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Altis I, LLC	(2,984)	(655,022)	(13,667,236)	(14,322,258)
BHM I, LLC	(27,873)	(5,078,434)	(84,720,205)	(89,798,639)

For the Three Months Ended September 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
Altis I, LLC	6,218	(268,346)	4,145,199	3,876,853
Aspect I, LLC	543	(506,839)	3,596,776	3,089,937
BHM I, LLC	(2,803)	(547,319)	21,112,737	20,565,418
WNT I, LLC	680	(578,036)	1,633,243	1,055,207

For the Nine Months Ended September 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
Altis I, LLC	26,831	(581,748)	3,666,669	3,084,921
Aspect I, LLC	(1,554)	(1,134,985)	5,810,540	4,675,555
BHM I, LLC	(8,953)	(1,148,221)	3,537,021	2,388,800
WNT I, LLC	1,028	(1,348,774)	5,423,990	4,075,216

POLARIS FUTURES FUND L.P.
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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by Financial Accounting Standards Board on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than these disclosed below.

Effective October 31, 2011, State Street Bank and Trust Company (“State Street”) ceased to serve as the administrator to the Partnership and each Trading Company.  Effective November 1, 2011, the administrative services previously provided by State Street are provided by Morgan Stanley Smith Barney.

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

Off-Balance Sheet Arrangements and Contractual Obligations.  The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitment to make future payments that would affect its liquidity or capital resources.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 18 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Realized trading gain (loss)” when open positions are closed out.  The sum of these amounts constitutes the Trading Company’s trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.

For the Three and Nine Months Ended September 30, 2011
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(5,981,245) and expenses totaling $1,774,582, resulting in a net loss of $7,755,827 for the three months ended September 30, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/11	NAV at 6/30/11

A	$1,201.45	$1,241.33
B	$1,226.66	$1,265.77
C	$1,252.39	$1,290.69
D	$1,265.35	$1,303.22
Z	$1,305.45	$1,341.97

The most significant trading losses were recorded within the metals markets, primarily during August, from long futures positions in aluminum, copper, and zinc as prices declined after a report revealed U.S. manufacturing slowed more than estimated. Additional losses were incurred in September due to long futures positions in aluminum, palladium, and copper as prices continued to fall after fears of a “double dip” recession in the U.S. and Europe along with inflationary pressures in China spurred speculation global demand for metals may weaken. Within the agricultural complex, losses were experienced primarily during September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the currency markets, losses were recorded primarily during August due to long positions in the South African rand, Canadian dollar, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen. During September, long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar resulted in losses as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Losses were also recorded within the global stock index sector, primarily during July and

August, from long positions in European and U.S. equity index futures as prices dropped in response to the European credit crisis and Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the energy markets, losses were incurred primarily during August due to long futures positions in crude oil and its related products at the beginning of the month as crude oil futures prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate sector due to long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the quarter due to concern about the European sovereign debt crisis and a faltering global economy.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(25,312,659)   and expenses totaling $5,235,478, resulting in a net loss of $30,548,137 for the nine months ended September 30, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/11	NAV at 12/31/10

A	$1,201.45	$1,370.27
B	$1,226.66	$1,393.71
C	$1,252.39	$1,417.54
D	$1,265.35	$1,429.48
Z	$1,305.45	$1,466.39

The most significant trading losses were incurred in the metals markets, primarily during May and June, from long positions in aluminum futures as prices fell after China restricted bank lending, spurring speculation anti-inflation policies may slow growth in the world’s second-biggest economy and biggest purchaser of base metals. During August and September, long futures positions in aluminum, copper, and zinc resulted in losses as prices declined after a report revealed U.S. manufacturing slowed more than estimated, as well as a result of inflationary pressures in China. Within the agricultural complex, losses were incurred primarily during March due to long positions in cocoa futures as prices fell on signs the political turmoil that hampered exports may be easing in the Ivory Coast, the world’s biggest producer of cocoa. In June, long positions in wheat futures resulted in losses as prices fell. During September, long futures positions in corn and soybeans also resulted in losses as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the global stock index markets, losses were incurred primarily during March from long positions in Japanese and European equity index futures as prices reversed lower amid concern that the natural disaster and subsequent nuclear crisis in Japan was going to threaten the global economic recovery. Additional losses were experienced in this sector during May and June from long positions in U.S., European, and Pacific Rim equity index futures. Losses were recorded within the currency markets, primarily during January, due to long positions in the Australian dollar, Japanese yen, and South African rand versus the U.S. dollar as the value of these currencies declined against the U.S. dollar following the release of minutes from the previous month’s U.S. Federal Reserve meeting that showed optimism about the U.S. economy. Additional losses were incurred during August due to long positions in the South African rand, Canadian dollar, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen. Within the energy markets, losses were incurred primarily during May due to long futures positions in crude oil and its related products as prices moved lower after signs the global economic recovery is slowing spurred concern that energy demand may weaken. A portion of the Partnership’s losses during the first nine months of the year was offset by gains recorded within the global interest rate sector from long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the third quarter due to concern about the European sovereign debt crisis and a faltering global economy.

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

The Trading Companies account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Trading Companies’ open positions is directly reflected in the Trading Companies’ earnings and cash flow.

The Trading Companies’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  Prior to June 30, 2011, VaR for a particular market sector was estimated by Ceres using a model based upon historical simulation (with a confidence level of 99%) which involved constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model took into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables.  The hypothetical daily changes in the value of a Trading Company’s portfolio were based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio was sensitive. The one-day 99% confidence level of the Trading Companies’ VaR corresponded to the reliability of the expectations that the Trading Company’s trading losses in one day will not exceed the maximum loss indicated by the VaR.  The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome.  Ceres used approximately four years of daily market data and re-valued its portfolio for each of the historical market moves that occurred over this period. This enabled Ceres to generate a distribution of daily “simulated profit and loss” outcomes.

The Trading Companies’ VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and did not distinguish between exchange and non-exchange dealer-based instruments.  They were also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the models used by Morgan Stanley and Ceres, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

Beginning with the third quarter 2011, exchange maintenance margin requirements have been used by the Trading Companies as the measure of its VaR.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR .

The Trading Companies’ Value at Risk in Different Market Sectors
As of September 30, 2011, Altis I, LLC’s total capitalization was $49,365,177.  The Partnership owned approximately 91% of Altis I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,542,990	3.13%

Interest Rate	$982,433	1.99%

Equity	$649,103	1.31%

Commodity	$3,021,136	6.12%

Total	$6,195,662	12.55%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$2,792,197	$1,371,636	$1,694,651

Interest Rate	$1,406,044	$982,433	$1,159,851

Equity	$1,442,388	$374,190	$765,012

Commodity	$3,702,594	$2,243,985	$3,032,368

As of September 30, 2011, Aspect I, LLC’s total capitalization was $49,782,668.  The Partnership owned approximately 91% of Aspect I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$412,495	0.83%

Interest Rate	$2,251,085	4.52%

Equity	$338,974	0.68%

Commodity	$886,454	1.78%

Total	$3,889,008	7.81%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$1,759,872	$318,386	$1,096,460

Interest Rate	$2,534,049	$1,484,576	$2,120,186

Equity	$734,213	$91,192	$467,052

Commodity	$1,398,879	$202,412	$947,030

As of September 30, 2011, BHM I, LLC’s total capitalization was $453,408,808.  The Partnership owned approximately 17% of BHM I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$4,973,165	1.10%

Interest Rate	$483,801	0.11%

Equity	$295,000	0.07%

Commodity	$28,493,205	6.28%

Total	$34,245,171	7.56%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$7,022,283	$37,598	$3,355,279

Interest Rate	$4,917,878	$268,175	$1,707,981

Equity	$53,845,540	$5,000	$1,682,673

Commodity	$35,677,615	$28,493,205	$33,638,452

As of September 30, 2011, Boronia I, LLC’s total capitalization was $43,057,187.  The Partnership owned approximately 71% of Boronia I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$770,514	1.79%

Interest Rate	$741,514	1.72%

Equity	$189,113	0.44%

Commodity	$1,212,176	2.82%

Total	$2,913,317	6.77%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$1,724,970	$370,169	$814,433

Interest Rate	$1,097,481	$212,487	$641,380

Equity	$1,195,287	$189,113	$612,896

Commodity	$1,754,554	$597,616	$1,240,016

As of September 30, 2011, AHL I, LLC’s total capitalization was $40,984,489.  The Partnership owned approximately 91% of AHL I, LLC.  Effective June 1, 2011, AHL I, LLC was added as a Trading Company.

		% of Total
Market Sector	VaR	Capitalization

Currency	$898,710	2.19%

Interest Rate	$940,695	2.30%

Equity	$546,348	1.33%

Commodity	$465,970	1.14%

Total	$2,851,723	6.96%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$3,691,865	$747,027	$1,894,293

Interest Rate	$1,366,666	$768,377	$1,070,721

Equity	$833,839	$215,661	$547,712

Commodity	$840,976	$293,384	$571,029

* Average of month-end VaR.

As of December 31, 2010, Altis I, LLC’s total capitalization was $45,193,416.  The Partnership owned approximately 100% of Altis I, LLC.

Altis I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.78)%
Currency	(2.14)
Equity	(0.36)
Commodity	(2.83)
Aggregate Value at Risk	(4.33)%

As of December 31, 2010, Aspect I, LLC’s total capitalization was $54,986,074, respectively.  The Partnership owned approximately 81% of Aspect I, LLC.

Aspect I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.27)%
Currency	(0.91)
Equity	(1.48)
Commodity	(2.49)
Aggregate Value at Risk	(4.04)%

As of December 31, 2010, BHM I, LLC’s total capitalization was $208,652,878.  The Partnership owned approximately 30% of BHM I, LLC.

BHM I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.39)%
Currency	(0.08)
Commodity	(3.79)
Aggregate Value at Risk	(4.02)%

As of December 31, 2010, Boronia I, LLC’s total capitalization was $40,286,523.  The Partnership owned approximately 64% of Boronia I, LLC.

Boronia I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.52)%
Currency	(1.39)
Equity	(0.65)
Commodity	(2.28)
Aggregate Value at Risk	(2.68)%

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

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the respective Trading Companies’ open positions across all the market categories, and can be less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Trading Companies is the speculative trading of futures, forwards and options, the composition of their trading portfolio can change significantly over any given time period, or even within a single trading day.  Such changes could positively or negatively materially impact market risk as measured by VaR.

The tables below supplement the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end periods from January 1, 2010 through December 31, 2010.

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures at September 30, 2011 and market risk exposures and on an aggregate basis at December 31, 2010 and for the three months from July 1, 2011 through September 30, 2011 and twelve months from January 1, 2010 through December 31, 2010.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in unrestricted cash at MSSB; as of September 30, 2011, such amount was equal to:
•	approximately 85% of Altis I, LLC’s net assets.
•	approximately 92% of Aspect I, LLC’s net assets.
•	approximately 94% of BHM I, LLC’s net assets.
•	approximately 94% of Boronia I, LLC’s net assets.
•	approximately 95% of AHL I, LLC’s net assets.

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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2011.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through September 30, 2011 was $313,946,252.  The Partnership received $2,217,000 in consideration from the sale of Units to the General Partner.

Item 6.  EXHIBITS
31.01*	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*
Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*
Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

* Submitted electronically herewith.

Pursuant to applicable securities laws and regulations, the Partnership is deemed to have complied with the reporting obligation relating to the submission of interactive data files in Exhibit 101 to this report and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Partnership has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polaris Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 14, 2011	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.