Form 10-Q
period 2012-03-31
Polaris Futures Fund L.P.
filed 2012-05-15
CIK 1428040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012 or

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

POLARIS FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2012 and December 31, 2011	2

	Statements of Income and Expenses for the Quarters Ended March 31, 2012 and 2011	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2012 and 2011	4

	Notes to Financial Statements	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26-38

Item 4.	Controls and Procedures	38-39

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Securities and Use of Proceeds	40-42

Item 4.	Mine Safety Disclosures	42

Item 6.	Exhibits	42-43

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

POLARIS FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	75,580,581	76,958,099
Investment in Altis I, LLC	41,626,913	41,215,261
Investment in AHL I, LLC	41,572,784	36,925,484
Investment in Aspect I, LLC	32,996,358	39,678,211
Investment in Boronia I, LLC	21,781,272	29,266,131

Total Investments in Affiliated Trading Companies, at fair value (cost $219,585,960 and $229,373,574, respectively)	213,557,908	224,043,186

Total Assets	213,557,908	224,043,186

LIABILITIES

Redemptions payable	3,887,595	5,623,578

Total Liabilities	3,887,595	5,623,578

PARTNERS’ CAPITAL
Class A (117,961.372 and 117,989.188 Units, respectively)	134,049,594	134,606,952
Class B (23,682.564 and 25,377.597 Units, respectively)	27,546,695	29,596,967
Class C (27,029.572 and 32,198.395 Units, respectively)	32,180,411	38,388,320
Class D (8,874.060 and 8,745.602 Units, respectively)	10,687,915	10,541,476
Class Z (4,173.673 and 4,242.591 Units, respectively)	5,205,698	5,285,893

Total Partners’ Capital	209,670,313	218,419,608

Total Liabilities and Partners’ Capital	213,557,908	224,043,186

NET ASSET VALUE PER UNIT
Class A	1,136.39	1,140.84
Class B	1,163.16	1,166.26
Class C	1,190.56	1,192.24
Class D	1,204.40	1,205.34
Class Z	1,247.27	1,245.91

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2012	2011
	$	$
EXPENSES
Ongoing Placement Agent fees	912,395	906,863
General Partner fees	549,442	565,199
Administrative fees	88,625	226,079

Total Expenses	1,550,462	1,698,141

NET INVESTMENT LOSS	(1,550,462)	(1,698,141)

REALIZED/NET CHANGE IN UNREALIZED DEPRECIATION ON INVESTMENTS
Realized	1,693,802	403,594
Net change in unrealized depreciation on investments	(697,664)	(6,976,469)

Total Realized/Net Change in Unrealized Depreciation on Investments	996,138	(6,572,875)

NET LOSS	(554,324)	(8,271,016)

NET INCOME (LOSS) ALLOCATION
Class A	(547,091)	(4,926,265)
Class B	(37,695)	(1,012,383)
Class C	32,476 (1)	(1,856,882)
Class D	(8,397)	(296,478)
Class Z	6,383	(179,008)

NET INCOME (LOSS) PER UNIT*
Class A	(4.45)	(50.59)
Class B	(3.10)	(49.75)
Class C	(1.68) (1)	(48.87)
Class D	(0.94)	(48.40)
Class Z	1.36	(46.96)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	120,192.834	96,387.256
Class B	24,829.155	20,610.538
Class C	29,723.994	37,174.458
Class D	8,874.060	8,011.242
Class Z	4,212.826	3,798.684

* Based on the change in net asset value per Unit.

(1)  The increase in Class C’s net income allocation, while incurring a net loss per unit for the quarter ended March 31, 2012, is due to the timing of subscriptions and redemptions of units throughout the quarter.

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2012 and 2011
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2011	134,606,952	29,596,967	38,388,320	10,541,476	5,285,893	218,419,608

Subscriptions	6,111,485	775,500	1,000,000	154,836	35,000	8,076,821

Net Income (Loss)	(547,091)	(37,695)	32,476	(8,397)	6,383	(554,324)

Redemptions	(6,121,752)	(2,788,077)	(7,240,385)	–	(121,578)	(16,271,792)

Partners’ Capital,
March 31, 2012	134,049,594	27,546,695	32,180,411	10,687,915	5,205,698	209,670,313

Partners’ Capital,
December 31, 2010	128,430,583	27,180,755	55,652,694	4,392,721	5,353,929	221,010,682

Subscriptions	9,708,875	2,931,503	1,607,883	7,982,114	397,807	22,628,182

Net Loss	(4,926,265)	(1,012,383)	(1,856,882)	(296,478)	(179,008)	(8,271,016)

Redemptions	(3,680,489)	(1,302,165)	(5,617,009)	–	(33,656)	(10,633,319)

Partners’ Capital,
March 31, 2011	129,532,704	27,797,710	49,786,686	12,078,357	5,539,072	224,734,529

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2011	117,989.188	25,377.597	32,198.395	8,745.602	4,242.591	188,553.373

Subscriptions	5,299.578	663.021	831.469	128.458	27.901	6,950.427

Redemptions	(5,327.394)	(2,358.054)	(6,000.292)	–	(96.819)	(13,782.559)

Ending Units,
March 31, 2012	117,961.372	23,682.564	27,029.572	8,874.060	4,173.673	181,721.241

Beginning Units,
December 31, 2010	93,726.780	19,502.516	39,260.116	3,072.942	3,651.080	159,213.434

Subscriptions	7,168.763	2,126.700	1,144.420	5,672.660	274.689	16,387.232

Redemptions	(2,741.092)	(945.728)	(4,028.551)	–	(23.440)	(7,738.811)

Ending Units,
March 31, 2011	98,154.451	20,683.488	36,375.985	8,745.602	3,902.329	167,861.855

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Polaris Futures Fund L.P. (“Polaris” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

1.  Organization
Polaris Futures Fund L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments of the Trading Companies) through its investments in affiliated trading companies (each a “Trading Company”, or collectively the “Trading Companies”).

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets in the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).  The non-clearing commodity broker for each Trading Company is Morgan Stanley Smith Barney LLC (“MSSB”).  Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”) act as each Trading Company’s clearing commodity broker (collectively, MS&Co. and MSIP are referred to as the “Commodity Brokers”).  MSIP serves as the commodity broker for trades on the London Metal Exchange.  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

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

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at March 31, 2012, are as follows:

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

Ceres Managed Futures LLC (“Ceres”), the general partner and commodity pool operator of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Prior to February 1, 2012, units of limited partnership interest (“Units”) of the Partnership were offered in four classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners received class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”).  Effective February 1, 2012, Class B and Class C Units are no longer being offered to new investors.  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Financial Highlights for quarters ended March 31, 2012 and 2011 were as follows:
	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 1,140.84	$ 1,166.26	$ 1,192.24	$ 1,205.34	$ 1,245.91

NET OPERATING RESULTS:
Net investment loss	(9.11)	(7.84)	(6.51)	(5.83)	(3.66)
Net realized/unrealized income	4.66	4.74	4.83	4.89	5.02
Net income (loss)	(4.45)	(3.10)	(1.68)	(0.94)	1.36

NET ASSET VALUE,
MARCH 31, 2012:	$ 1,136.39	$ 1,163.16	$ 1,190.56	$ 1,204.40	$ 1,247.27
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.18%	-2.68%	-2.17%	-1.92%	-1.17%
Partnership expenses (1) (2)	3.18%	2.68%	2.17%	1.92%	1.17%

TOTAL RETURN:	-0.39%	-0.27%	-0.14%	-0.08%	0.11%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,370.27	$ 1,393.71	$ 1,417.54	$ 1,429.48	$ 1,466.39

NET OPERATING RESULTS:
Net investment loss	(11.52)	(9.83)	(8.43)	(6.51)	(5.10)
Net realized/unrealized loss	(39.07)	(39.92)	(40.44)	(41.89)	(41.86)
Net loss	(50.59)	(49.75)	(48.87)	(48.40)	(46.96)

NET ASSET VALUE,
MARCH 31, 2011:	$ 1,319.68	$ 1,343.96	$ 1,368.67	$ 1,381.08	$ 1,419.43
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.44%	-2.88%	-2.43%	-1.87%	-1.42%
Partnership expenses (1) (2)	3.44%	2.88%	2.43%	1.87%	1.42%

TOTAL RETURN:	-3.69%	-3.57%	-3.45%	-3.39%	-3.20%

(1) Annualized

(2) Does not include the expenses of the Trading Companies in which the Partnership invests.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

POLARIS FUTURES FUND L.P.
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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

5.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2012
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	75,580,581	–	75,580,581
Investment in Altis I, LLC	–	41,626,913	–	41,626,913
Investment in AHL I, LLC	–	41,572,784	–	41,572,784
Investment in Aspect I, LLC	–	32,996,358	–	32,996,358
Investment in Boronia I, LLC	–	21,781,272	–	21,781,272

December 31, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	76,958,099	–	76,958,099
Investment in Altis I, LLC	–	41,215,261	–	41,215,261
Investment in Aspect I, LLC	–	39,678,211	–	39,678,211
Investment in AHL I, LLC	–	36,925,484	–	36,925,484
Investment in Boronia I, LLC	–	29,266,131	–	29,266,131

During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represents the net asset value of the Partnership’s pro rata share of each Trading Company.  The net assets of each Trading Company are equal to the total assets of the Trading Company

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

At March 31, 2012, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 35.40%; Altis I, LLC 19.50%; AHL I, LLC 19.45%; Aspect I, LLC 15.45%; and Boronia I, LLC 10.20% of the total investments of the Partnership, respectively.

At December 31, 2011, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 34.35%; Aspect I, LLC 17.70%; Altis I, LLC 18.40%; Boronia I, LLC 13.05%; and AHL I, LLC 16.50% of the total investments of the Partnership, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three months ended March 31, 2012 and 2011, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2012	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(10,662)	(2,179,897)	18,150,632	15,970,735
Altis I, LLC	2,484	(166,701)	(479,103)	(645,804)
AHL I, LLC	(1,296)	(256,881)	(1,185,136)	(1,442,017)
Aspect I, LLC	(735)	(297,050)	877,751	580,701
Boronia I, LLC	1,694	(269,991)	(21,872)	(291,863)

For the Three Months Ended March 31, 2011	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Altis I, LLC	1,224	(236,921)	(6,858,523)	(7,095,444)
Aspect I, LLC	(1,120)	(388,642)	531,458	142,816
BHM I, LLC	649	(1,206,174)	4,212,767	3,006,593
WNT I, LLC	158	(532,875)	1,324,747	791,872

6.  Other Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 14.31%; Currency 33.47%; Equity 10.24%; and Commodity 41.99%.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the quarters ended  March 31, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 19 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized depreciation on investments” for open contracts, and recorded as “Realized” when open positions are closed out.  The sum of these amounts constitutes the Trading Companies trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2012
The Partnership recorded total realized/net change in unrealized depreciation on investments of $996,138 and expenses totaling $1,550,462, resulting in a net loss of $554,324 for the quarter ended March 31, 2012.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 3/31/12	NAV at 12/31/11

A	$1,136.39	$1,140.84
B	$1,163.16	$1,166.26
C	$1,190.56	$1,192.24
D	$1,204.40	$1,205.34
Z	$1,247.27	$1,245.91

During the first quarter, the Partnership posted a loss in Net Asset Value per Unit as losses in interest rates, currencies, metals, and agriculturals offset profits in energies and stock indices.

The most significant losses were incurred within the global interest rate sector in February and March from long positions in U.S., European, and Australian fixed-income futures as prices fell amid optimism that Greece would receive a second bailout and after the U.S. Federal Reserve upwardly revised its U.S. economic outlook. Within the currency markets, losses were experienced during March from long positions in the Australian dollar, South African rand, and New Zealand dollar versus the U.S. dollar as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Losses were also recorded during March within the metals sector from long positions in palladium and aluminum futures as prices moved lower on speculation of reduced demand from China, the world’s biggest metals purchaser. Within the agricultural complex, losses were recorded during January from long futures positions in the soybean complex as prices fell during the first half of the month after favorable weather boosted crop prospects in South America.

A portion of the Partnership’s losses for the quarter was offset by gains recorded within the energy markets during January and March from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced in this market sector during February from long futures positions in crude oil and its related products as prices increased on concerns over inventory levels and rising tensions in the Middle East. Within the global stock index sector, gains were achieved during February from long positions in U.S., Pacific Rim, and European equity index futures as prices rose amid positive economic news, including a better-than-expected U.S. employment report and an expansion in manufacturing in China, Europe, and the U.S. Prices continued to advance after China cut banks’ reserve requirements to fuel lending and buoy growth.

For the Quarter Ended March 31, 2011
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(6,572,875) and expenses totaling $1,698,141, resulting in a net loss of $8,271,016 for the quarter ended March 31, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

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

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities.  These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts and forward currency option contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Trading Companies are required to meet margin requirements equal to the unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Partnership’s and the Trading Companies’ past performance are no guarantee of their future results.  Any attempt to numerically quantify the Trading Companies’ market risk is limited by the uncertainty of their speculative trading.  The Trading Companies’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Trading Companies’ experiences to date as discussed under the "Trading Companies’ Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk (“VaR”) tables disclosed below.

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

VaR is a measure of the maximum amount which each Trading Company could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of each Trading Company’s speculative trading and the recurrence in the markets traded by the Trading Companies of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR of each Trading Company’s experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Trading Companies’ losses in any market sector will be limited to VaR or by the Trading Companies’ attempts to manage its market risk.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of March 31, 2012, Altis I, LLC’s total capitalization was $45,417,978.  The Partnership owned approximately 92% of Altis I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$647,991	1.43%

Interest Rate	1,305,739	2.87%

Equity	297,339	0.65%

Commodity	2,682,112	5.91%

Total	$4,933,181	10.86%

                                           Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,077,225	$510,854	$1,215,911
Interest Rate	$1,778,597	$1,007,877	$1,301,476
Equity	$912,819	$265,554	$531,605
Commodity	$2,861,541	$1,813,635	$2,252,320
* Average of month-end VaR

As of March 31, 2012, Aspect I, LLC’s total capitalization was $35,784,232.  The Partnership owned approximately 92% of Aspect I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$2,449,883	6.85%

Interest Rate	643,524	1.80%

Equity	735,494	2.06%

Commodity	1,689,731	4.72%

Total	$5,518,632	15.43%

                                           Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,503,702	$701,760	$1,915,582
Interest Rate	$2,239,108	$571,826	$1,560,915
Equity	$988,354	$525,246	$775,296
Commodity	$1,689,731	$1,376,610	$1,527,906
* Average of month-end VaR

As of March 31, 2012, BHM I, LLC’s total capitalization was $480,035,389.  The Partnership owned approximately 16% of BHM I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$11,561,208	2.41%

Interest Rate	4,580,715	0.95%

Equity	1,036,875	0.22%

Commodity	31,110,541	6.48%

Total	$48,289,339	10.06%

                                Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$12,642,384	$4,678,482	$9,920,070
Interest Rate	$6,131,189	$182,760	$2,679,754
Equity	$3,650,000	$100,000	$1,836,646
Commodity	$37,860,223	$25,497,107	$31,621,999
* Average of month-end VaR

As of March 31, 2012, Boronia I, LLC’s total capitalization was $24,948,032. The Partnership owned approximately 87% of Boronia I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$843,728	3.38%

Interest Rate	541,274	2.17%

Equity	621,518	2.49%

Commodity	1,064,172	4.27%

Total	$3,070,692	12.31%

                                Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,581,065	$385,457	$914,868
Interest Rate	$1,458,139	$220,350	$664,416
Equity	$1,495,820	$374,062	$818,869
Commodity	$1,417,780	$656,059	$984,679
* Average of month-end VaR

As of March 31, 2012, AHL I, LLC’s total capitalization was $45,479,508.  The Partnership owned approximately   91% of AHL I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$3,449,678	7.59%

Interest Rate	740,002	1.63%

Equity	1,053,969	2.32%

Commodity	983,756	2.16%

Total	$6,227,405	13.70%

                                Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$4,684,324	$1,671,267	$3,281,193
Interest Rate	$1,678,624	$607,098	$1,136,543
Equity	$1,488,119	$488,841	$1,064,156
Commodity	$1,217,590	$586,180	$921,302
* Average of month-end VaR

As of December 31, 2011, Altis I, LLC’s total capitalization was $44,933,798.  The Partnership owned approximately 92% of Altis I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$1,875,342	4.17%

Interest Rate	1,105,452	2.46%

Equity	615,687	1.37%

Commodity	2,558,812	5.69%

Total	$6,155,293	13.69%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,792,197	$646,419	$1,225,379
Interest Rate	$1,406,044	$264,672	$672,790
Equity	$1,442,388	$239,597	$567,305
Commodity	$3,702,594	$397,539	$1,780,544
* Average of month-end VaR

As of December 31, 2011, Aspect I, LLC’s total capitalization was $43,105,632.  The Partnership owned approximately 92% of Aspect I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$692,921	1.61%

Interest Rate	1,945,302	4.51%

Equity	592,182	1.37%

Commodity	1,442,422	3.35%

Total	$4,672,827	10.84%

                            Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,759,872	$318,386	$713,414
Interest Rate	$2,534,049	$375,025	$1,295,950
Equity	$734,213	$91,192	$393,469
Commodity	$1,442,422	$202,412	$960,825
* Average of month-end VaR

As of December 31, 2011, BHM I, LLC’s total capitalization was $455,454,128.  The Partnership owned approximately 17% of BHM I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$11,805,110	2.59%

Interest Rate	354,263	0.08%

Equity	135,000	0.03%

Commodity	21,344,468	4.69%

Total	$33,638,841	7.39%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$11,968,638	$37,598	$2,182,917
Interest Rate	$6,674,377	$77,306	$2,662,385
Equity	$3,312,598	–	$337,667
Commodity	$35,677,615	$10,694,579	$23,741,783
* Average of month-end VaR

As of December 31, 2011, Boronia I, LLC’s total capitalization was $35,661,551.  The Partnership owned approximately 82% of Boronia I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,247,428	3.50%

Interest Rate	816,557	2.29%

Equity	544,308	1.53%

Commodity	1,310,591	3.68%

Total	$3,918,884	11.00%

                            Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,744,634	$239,349	$598,361
Interest Rate	$1,290,916	$212,487	$460,040
Equity	$1,195,287	$181,959	$615,749
Commodity	$1,754,554	$326,346	$868,819
* Average of month-end VaR

As of December 31, 2011, AHL I, LLC’s total capitalization was $40,404,870.  The Partnership owned approximately 91% of AHL I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,576,689	3.90%

Interest Rate	918,934	2.27%

Equity	616,527	1.53%

Commodity	888,869	2.20%

Total	$4,001,019	9.90%

                            Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$3,691,865	$747,027	$1,408,406
Interest Rate	$1,366,666	$291,291	$715,416
Equity	$899,058	$161,311	$412,818
Commodity	$888,869	$205,912	$476,472
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

The Trading Companies also maintain a substantial portion of their available assets in unrestricted cash at MSSB; as of March 31, 2012, such amount was equal to:
•	approximately 87% of Altis I, LLC’s net assets.
•	approximately 88% of Aspect I, LLC’s net assets.
•	approximately 89% of BHM I, LLC’s net assets.
•	approximately 85% of Boronia I, LLC’s net assets.
•	approximately 92% of AHL I, LLC’s net assets.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
There were no additional information to supplement or amend the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through March 31, 2012 was $328,417,832.  The Partnership received $2,317,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following charts set forth the purchases of redeemable Units by the Partnership.
Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class A
January 1, 2012 - January 31, 2012	1,219.136	$1,149.89	N/A	N/A
February 1, 2012 - February 29, 2012	1,667.441	$1,167.89	N/A	N/A
March 1, 2012 – March 31, 2012	2,440.817	$1,136.39	N/A	N/A
	5,327.394	$1,149.34

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class B
January 1, 2012 - January 31, 2012	836.684	$1,176.00	N/A	N/A
February 1, 2012 - February 29, 2012	958.985	$1,194.90	N/A	N/A
March 1, 2012 – March 31, 2012	562.385	$1,163.16	N/A	N/A
	2,358.054	$1,180.62

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class C
January 1, 2012 - January 31, 2012	3,758.412	$1,202.69	N/A	N/A
February 1, 2012 - February 29, 2012	1,598.513	$1,222.52	N/A	N/A
March 1, 2012 – March 31, 2012	643.367	$1,190.56	N/A	N/A
	6,000.292	$1,206.67

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class D
January 1, 2012 - January 31, 2012	–	–	N/A	N/A
February 1, 2012 - February 29, 2012	–	–	N/A	N/A
March 1, 2012 – March 31, 2012	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class Z
January 1, 2012 - January 31, 2012	77.192	$1,257.87	N/A	N/A
February 1, 2012 - February 29, 2012	–	–	N/A	N/A
March 1, 2012 – March 31, 2012	19.627	$1,247.27	N/A	N/A
	96.819	$1,255.72

*
Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.  EXHIBITS
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

Polaris Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 15, 2012	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.