Form 10-Q
period 2012-09-30
Polaris Futures Fund L.P.
filed 2012-11-14
CIK 1428040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 or

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

POLARIS FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2012 and December 31, 2011	2

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 and 2011	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2012 and 2011	4

	Notes to Financial Statements	5-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-44

Item 4.	Controls and Procedures	44-45

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46-49

Item 1A.	Risk Factors	49-50

Item 2.	Unregistered Sales of Securities and Use of Proceeds	50-51

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information Information	52-53

Item 6.	Exhibits	53

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

POLARIS FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	66,141,668	76,958,099
Investment in Altis I, LLC	37,293,046	41,215,261
Investment in AHL I, LLC	36,103,474	36,925,484
Investment in Aspect I, LLC	30,756,685	39,678,211
Investment in Boronia I, LLC	18,080,987	29,266,131

Total Investments in Affiliated Trading Companies, at fair value (cost $201,661,048 and $229,373,574, respectively)	188,375,860	224,043,186

Total Assets	188,375,860	224,043,186

LIABILITIES

Redemptions payable	3,146,094	5,623,578

Total Liabilities	3,146,094	5,623,578

PARTNERS’ CAPITAL
Class A (110,304.378 and 117,989.188 Units, respectively)	119,226,661	134,606,952
Class B (20,778.174 and 25,377.597 Units, respectively)	23,046,121	29,596,967
Class C (24,535.809 and 32,198.395 Units, respectively)	27,925,246	38,388,320
Class D (8,745.602 and 8,745.602 Units, respectively)	10,082,107	10,541,476
Class Z (4,130.294 and 4,242.591 Units, respectively)	4,949,631	5,285,893

Total Partners’ Capital	185,229,766	218,419,608

Total Liabilities and Partners’ Capital	188,375,860	224,043,186

NET ASSET VALUE PER UNIT
Class A	1,080.89	1,140.84
Class B	1,109.15	1,166.26
Class C	1,138.14	1,192.24
Class D	1,152.82	1,205.34
Class Z	1,198.37	1,245.91

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	807,232	1,004,687	2,585,884	2,888,501
General Partner fees	484,022	615,916	1,551,882	1,786,218
Administrative fees	88,625	153,979	265,876	560,759

Total Expenses	1,379,879	1,774,582	4,403,642	5,235,478

NET INVESTMENT LOSS	(1,379,879)	(1,774,582)	(4,403,642)	(5,235,478)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON
INVESTMENTS
Realized	645,952	590,275	2,042,779	7,729,638
Net change in unrealized appreciation (depreciation)
on investments	1,036,906	(6,571,520)	(7,954,800)	(33,042,297)

Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	1,682,858	(5,981,245)	(5,912,021)	(25,312,659)

NET INCOME (LOSS)	302,979	(7,755,827)	(10,315,663)	(30,548,137)

NET INCOME (LOSS) ALLOCATION
Class A	97,448	(4,920,276)	(7,051,149)	(18,557,751)
Class B	50,713	(1,042,425)	(1,255,953)	(3,915,904)
Class C	91,918	(1,308,683)	(1,344,823)	(6,101,660)
Class D	34,463	(331,205)	(466,116)	(1,308,557)
Class Z	28,437	(153,238)	(197,622)	(664,265)

NET INCOME (LOSS) PER UNIT *
Class A	0.27	(39.88)	(59.95)	(168.82)
Class B	1.66	(39.11)	(57.11)	(167.05)
Class C	3.13	(38.30)	(54.10)	(165.15)
Class D	3.88	(37.87)	(52.52)	(164.13)
Class Z	6.27	(36.52)	(47.54)	(160.94)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	113,817.707	116,725.786	117,606.988	106,900.522
Class B	21,556.637	24,823.132	23,117.843	22,654.665
Class C	25,286.385	36,801.540	27,177.006	37,081.763
Class D	8,874.060	8,745.602	8,874.060	8,101.454
Class Z	4,171.345	4,233.419	4,198.065	4,038.649

*Based on the change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2011	134,606,952	29,596,967	38,388,320	10,541,476	5,285,893	218,419,608

Subscriptions	12,204,885	819,500	1,000,000	154,836	190,509	14,369,730

Net Loss	(7,051,149)	(1,255,953)	(1,344,823)	(466,116)	(197,622)	(10,315,663)

Redemptions	(20,534,027)	(6,114,393)	(10,118,251)	(148,089)	(329,149)	(37,243,909)

Partners’ Capital,
September 30, 2012	119,226,661	23,046,121	27,925,246	10,082,107	4,949,631	185,229,766

Partners’ Capital,
December 31, 2010	128,430,583	27,180,755	55,652,694	4,392,721	5,353,929	221,010,682

Subscriptions	42,687,214	10,765,893	3,919,143	7,982,114	982,808	66,337,172

Net Loss	(18,557,751)	(3,915,904)	(6,101,660)	(1,308,557)	(664,265)	(30,548,137)

Redemptions	(10,432,998)	(3,272,195)	(8,533,455)	–	(164,272)	(22,402,920)

Partners’ Capital,
September 30, 2011	142,127,048	30,758,549	44,936,722	11,066,278	5,508,200	234,396,797

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2011	117,989.188	25,377.597	32,198.395	8,745.602	4,242.591	188,553.373

Subscriptions	10,760.694	701.229	831.469	128.458	153.692	12,575.542

Redemptions	(18,445.504)	(5,300.652)	(8,494.055)	(128.458)	(265.989)	(32,634.658)

Ending Units,
September 30, 2012	110,304.378	20,778.174	24,535.809	8,745.602	4,130.294	168,494.257

Beginning Units,
December 31, 2010	93,726.780	19,502.516	39,260.116	3,072.942	3,651.080	159,213.434

Subscriptions	32,571.808	8,014.441	2,837.281	5,672.660	687.284	49,783.474

Redemptions	(8,002.326)	(2,441.954)	(6,216.732)	–	(118.973)	(16,779.985)

Ending Units,
September 30, 2011	118,296.262	25,075.003	35,880.665	8,745.602	4,219.391	192,216.923

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Polaris Futures Fund L.P. (“Polaris” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011 (the “Form 10-K”).

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).   Morgan Stanley Smith Barney LLC serves as the placement agent to the Partnership.  As of September 26, 2012, Morgan Stanley Smith Barney LLC, is doing business as Morgan Stanley Wealth Management.  Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker.  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (collectively, MS&Co. and MSIP are referred to as the “Commodity Brokers”).   Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

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

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at September 30, 2012, are as follows:

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

Ceres Managed Futures LLC (“Ceres”), the general partner and commodity pool operator of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.   MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

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

2.  Related Party Transactions
The cash held by each Trading Company is on deposit in commodity brokerage accounts with Morgan Stanley.  MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the Trading Companies’ accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  For purposes of these interest payments, daily funds do not include monies owed to each Trading

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Company on or with respect to futures, forwards, or options contracts that have not been received.  MS&Co. and Ceres will retain any interest earned in excess of the interest paid to the Trading Companies.  Currently, the Trading Companies’ remaining excess cash is invested by MS&Co. in permitted investments.

The Partnership pays monthly administrative fees and general partner fees to Ceres.  The Partnership pays to Morgan Stanley Wealth Management ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Financial Highlights for three and nine months ended September 30, 2012 and 2011 were as follows:
	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2012:	$ 1,080.62	$ 1,107.49	$ 1,135.01	$ 1,148.94	$ 1,192.10

NET OPERATING RESULTS:
Net investment loss	(8.73)	(7.54)	(6.29)	(5.64)	(3.58)
Net realized/unrealized gain	9.00	9.20	9.42	9.52	9.85
Net gain	0.27	1.66	3.13	3.88	6.27

NET ASSET VALUE,
SEPTEMBER 30, 2012:	$ 1,080.89	$ 1,109.15	$ 1,138.14	$ 1,152.82	$ 1,198.37
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.17%	-2.67%	-2.17%	-1.92%	-1.18%
Partnership expenses (1) (2)	3.17%	2.67%	2.17%	1.92%	1.18%

TOTAL RETURN:	0.02%	0.15%	0.28%	0.34%	0.53%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 1,140.84	$ 1,166.26	$ 1,192.24	$ 1,205.34	$ 1,245.91

NET OPERATING RESULTS:
Net investment loss	(26.77)	(23.11)	(19.23)	(17.20)	(10.87)
Net realized/unrealized loss	(33.18)	(34.00)	(34.87)	(35.32)	(36.67)
Net loss	(59.95)	(57.11)	(54.10)	(52.52)	(47.54)

NET ASSET VALUE,
SEPTEMBER 30, 2012:	$ 1,080.89	$ 1,109.15	$ 1,138.14	$ 1,152.82	$ 1,198.37
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.18%	-2.68%	-2.18%	-1.93%	-1.17%
Partnership expenses (1) (2)	3.18%	2.68%	2.18%	1.93%	1.17%

TOTAL RETURN:	-5.25%	-4.90%	-4.54%	-4.36%	-3.82%

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2011:	$ 1,241.33	$ 1,265.77	$ 1,290.69	$ 1,303.22	$ $ 1,341.97

NET OPERATING RESULTS:
Net investment loss	(10.31)	(8.90)	(7.42)	(6.67)	(4.29)
Net realized/unrealized loss	(29.57)	(30.21)	(30.88)	(31.20)	(32.23)
Net loss	(39.88)	(39.11)	(38.30)	(37.87)	(36.52)

NET ASSET VALUE,
SEPTEMBER 30, 2011:	$ 1,201.45	$ 1,226.66	$ 1,252.39	$ 1,265.35	$ 1,305.45
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.22%	-2.73%	-2.23%	-1.98%	-1.24%
Partnership expenses (1) (2)	3.22%	2.73%	2.23%	1.98%	1.24%

TOTAL RETURN:	-3.21%	-3.09%	-2.97%	-2.91%	-2.72%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,370.27	$ 1,393.71	$ 1,417.54	$ 1,429.48	$ $ 1,466.39

NET OPERATING RESULTS:
Net investment loss	(32.62)	(28.21)	(23.75)	(21.30)	(13.96)
Net realized/unrealized loss	(136.20)	(138.84)	(141.40)	(142.83)	(146.98)
Net loss	(168.82)	(167.05)	(165.15)	(164.13)	(160.94)

NET ASSET VALUE,
SEPTEMBER 30, 2011:	$ 1,201.45	$ 1,226.66	$ 1,252.39	$ 1,265.35	$ 1,305.45
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.32%	-2.82%	-2.32%	-2.07%	-1.32%
Partnership expenses (1) (2)	3.32%	2.82%	2.32%	2.07%	1.32%

TOTAL RETURN:	-12.32%	-11.99%	-11.65%	-11.48%	-10.98%

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses of off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.   However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	66,141,668	–	66,141,668
Investment in Altis I, LLC	–	37,293,046	–	37,293,046
Investment in AHL I, LLC	–	36,103,474	–	36,103,474
Investment in Aspect I, LLC	–	30,756,685	–	30,756,685
Investment in Boronia I, LLC	–	18,080,987	–	18,080,987

December 31, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	76,958,099	–	76,958,099
Investment in Altis I, LLC	–	41,215,261	–	41,215,261
Investment in Aspect I, LLC	–	39,678,211	–	39,678,211
Investment in AHL I, LLC	–	36,925,484	–	36,925,484
Investment in Boronia I, LLC	–	29,266,131	–	29,266,131

During the period January 1, 2012 to September 30, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At September 30, 2012, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 35.10%; Altis I, LLC 19.80%; AHL I, LLC 19.15%; Aspect I, LLC 16.35%; and Boronia I, LLC 9.60% of the total investments of the Partnership, respectively.

At December 31, 2011, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 34.35%; Aspect I, LLC 17.70%; Altis I, LLC 18.40%; Boronia I, LLC 13.05%; and AHL I, LLC 16.50% of the total investments of the Partnership, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2012 and 2011, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended September 30, 2012	Investment Loss	Net Investment Loss	Total Trading Results	Net (Income)Loss
	$	$	$	$
AHL I, LLC	–	(226,584)	618,035	391,451
Aspect I, LLC	–	(151,270)	(934,157)	(1,085,427)
BHM I, LLC	–	(1,923,755)	19,756,649	17,832,894
Altis I, LLC	–	(188,856)	(167,707)	(356,563)
Boronia I, LLC	–	(226,624)	111,549	(115,075)

For the Nine Months Ended September 30, 2012	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(48,368)	(6,242,475)	2,057,898	(4,184,577)
AHL I, LLC	(4,768)	(731,231)	(1,702,409)	(2,433,640)

For the Three Months Ended September 30, 2011	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Altis I, LLC	530	(193,266)	(2,473,042)	(2,666,308)
Aspect I, LLC	(308)	(964,425)	5,259,405	4,294,980
AHL I, LLC	1,488	(470,244)	2,283,695	1,813,451
BHM I, LLC	(19,396)	(2,147,827)	(59,690,597)	(61,838,424)

For the Nine Months Ended September 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Altis I, LLC	(2,984)	(655,022)	(13,667,236)	(14,322,258)
BHM I, LLC	(27,873)	(5,078,434)	(84,720,205)	(89,798,639)

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

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance.  The

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

7.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 30.7%; Currency 16.7%; Equity 12.1%; and Commodity 40.5%.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of September 30, 2012 and June 30, 2012, the allocations between the Trading Companies were as follows:
Trading Company	Allocation as of 9/30/2012	Allocation as of 6/30/2012

AHL I, LLC	19.15%	19.10%
Altis I, LLC	19.80%	20.10%
Aspect I, LLC	16.35%	16.10%
BHM I, LLC	35.10%	35.50%
Boronia I, LLC	9.60%	9.20%

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

For the Three and Nine Months Ended September 30, 2012
The Partnership recorded total realized/net change in unrealized appreciation on investments of $1,682,858 and expenses totaling $1,379,879, resulting in net income of $302,979 for the three months ended September 30, 2012.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/12	NAV at 6/30/12

A	$1,080.89	$1,080.62
B	$1,109.15	$1,107.49
C	$1,138.14	$1,135.01
D	$1,152.82	$1,148.94
Z	$1,198.37	$1,192.10

The most significant trading gains were achieved within the metals markets during August and September from long positions in palladium and platinum futures as prices climbed higher amid concern continued labor-related violence at mines in South Africa will curb supplies. Within the agricultural complex, gains were recorded during July and September from long futures positions in the soybean complex and corn after prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output. Within the global interest rate sector, gains were experienced during July from long positions in European and U.S. fixed income futures as prices advanced after reports revealed a decline in German service industries and slower-than-forecast growth in U.S. payrolls, fueling concern the global economic recovery is slowing. Additional gains were achieved within the currency markets during July from short positions in the euro versus the Australian dollar, British pound, and Canadian dollar as the value of the euro declined against most of its currency counterparts after European Central Bank President Mario Draghi said the euro-zone still faces risks after policy makers cut interest rates to a record low. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the energy markets during July from short futures positions in crude oil and its related products as prices advanced on concern that instability in the Middle East will disrupt energy supplies. Within the global stock index sector, losses were experienced during July from long positions in Pacific Rim equity index futures as prices fell throughout a majority of the month on concern Asian corporate earnings are weakening.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(5,912,021) and expenses totaling $4,403,642, resulting in a net loss of $10,315,663 for the nine months ended September 30, 2012.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/12	NAV at 12/31/11

A	$1,080.89	$1,140.84
B	$1,109.15	$1,166.26
C	$1,138.14	$1,192.24
D	$1,152.82	$1,205.34
Z	$1,198.37	$1,245.91

The most significant trading losses were incurred within the currency markets during March from long positions in the Australian dollar, South African rand, and New Zealand dollar versus the U.S. dollar as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Further currency losses were recorded during August from long positions in the Australian dollar versus the euro, British pound, and Canadian dollar as the value of the Australian dollar fell against these currencies amid concern a slowdown in China, Australia’s biggest trading partner, would hamper growth. Within the metals markets, losses were experienced during March from long positions in palladium and aluminum futures as prices moved lower on speculation of reduced demand from China, the world’s biggest metals purchaser. Additional losses were recorded within the metals sector during May from long positions in palladium and platinum futures as prices fell on concern Europe’s worsening debt crisis and a slowing U.S. recovery signal weaker demand for metals. Within the global stock index sector, losses were experienced during April and May from long positions in U.S., European, and Japanese equity index futures as prices declined amid an unexpected rise in the U.S. unemployment rate and weakening economic data from China and Europe. A portion of the Partnership’s losses during the first nine months of the year was offset by gains recorded within the global interest rate markets during April and May from long positions in European and U.S. fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern central banks and politicians are failing to contain the European debt crisis. During July, long positions in European and U.S. fixed income futures resulted in gains as prices climbed higher on concern the global economic recovery is slowing. Within the energy markets, gains were experienced during January from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced in this market sector during February from long futures positions in crude oil and its related products as prices increased on concerns over inventory levels and rising tensions in the Middle East.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of September 30, 2012, Altis I, LLC’s total capitalization was $42,164,638.  The Partnership owned approximately 88% of Altis I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$997,387	2.37%

Interest Rate	1,501,189	3.56%

Equity	766,858	1.82%

Commodity	2,173,075	5.15%

Total	$5,438,509	12.90%

           Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,038,630	590,913	850,518
Interest Rate	2,353,079	1,401,334	1,943,657
Equity	997,443	245,479	607,114
Commodity	3,585,044	2,131,576	2,587,604
* Average of month-end VaR

As of September 30, 2012, Aspect I, LLC’s total capitalization was $33,463,279.  The Partnership owned approximately 92% of Aspect I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$2,496,188	7.46%

Interest Rate	955,003	2.85%

Equity	1,081,388	3.23%

Commodity	1,222,178	3.65%

Total	$5,754,757	17.19%

                                                 Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,496,294	836,587	1,719,573
Interest Rate	1,421,736	852,678	1,251,321
Equity	1,120,929	358,290	699,328
Commodity	1,610,274	1,222,178	1,403,693
* Average of month-end VaR

As of September 30, 2012, BHM I, LLC’s total capitalization was $431,586,232.  The Partnership owned approximately 15% of BHM I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$10,952,410	2.54%

Interest Rate	6,125,958	1.42%

Commodity	26,888,375	6.23%

Total	$43,966,743	10.19%

                                   Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	11,061,700	259,639	5,838,760
Interest Rate	6,255,317	362,880	3,334,609
Equity	1,960,000	–	681,844
Commodity	28,239,460	17,748,256	23,940,721
* Average of month-end VaR

As of September 30, 2012, Boronia I, LLC’s total capitalization was $20,976,187. The Partnership owned approximately 86% of Boronia I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$503,527	2.40%

Interest Rate	507,244	2.42%

Equity	479,958	2.29%

Commodity	605,921	2.89%

Total	$2,096,650	10.00%

                                   Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,216,716	343,636	637,200
Interest Rate	804,882	117,908	406,135
Equity	847,677	287,865	553,340
Commodity	1,013,209	338,659	557,336
* Average of month-end VaR

As of September 30, 2012, AHL I, LLC’s total capitalization was $39,617,671.  The Partnership owned approximately 91% of AHL I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$3,249,793	8.20%

Interest Rate	1,285,097	3.24%

Equity	1,400,552	3.54%

Commodity	855,630	2.16%

Total	$6,791,072	17.14%

                                   Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	3,251,845	1,399,175	2,325,602
Interest Rate	1,635,464	1,170,322	1,333,393
Equity	1,499,262	456,249	797,759
Commodity	1,596,926	855,630	1,112,504
* Average of month-end VaR

As of December 31, 2011, Altis I, LLC’s total capitalization was $44,933,798.  The Partnership owned approximately 92% of Altis I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,875,342	4.17%

Interest Rate	1,105,452	2.46%

Equity	615,687	1.37%

Commodity	2,558,812	5.69%

Total	$6,155,293	13.69%

                               Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,792,197	646,419	1,225,379
Interest Rate	1,406,044	264,672	672,790
Equity	1,442,388	239,597	567,305
Commodity	3,702,594	397,539	1,780,544
* Average of month-end VaR

As of December 31, 2011, Aspect I, LLC’s total capitalization was $43,105,632.  The Partnership owned approximately 92% of Aspect I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$692,921	1.61%

Interest Rate	1,945,302	4.51%

Equity	592,182	1.37%

Commodity	1,442,422	3.35%

Total	$4,672,827	10.84%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,759,872	318,386	713,414
Interest Rate	2,534,049	375,025	1,295,950
Equity	734,213	91,192	393,469
Commodity	1,442,422	202,412	960,825
* Average of month-end VaR

As of December 31, 2011, BHM I, LLC’s total capitalization was $455,454,128.  The Partnership owned approximately 17% of BHM I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$11,805,110	2.59%

Interest Rate	354,263	0.08%

Equity	135,000	0.03%

Commodity	21,344,468	4.69%

Total	$33,638,841	7.39%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	11,968,638	37,598	2,182,917
Interest Rate	6,674,377	77,306	2,622,385
Equity	3,312,598	–	337,667
Commodity	35,677,615	10,694,579	23,741,783
* Average of month-end VaR

As of December 31, 2011, Boronia I, LLC’s total capitalization was $35,661,551.  The Partnership owned approximately 82% of Boronia I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$1,247,428	3.50%

Interest Rate	816,557	2.29%

Equity	544,308	1.53%

Commodity	1,310,591	3.68%

Total	$3,918,884	11.00%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,744,634	239,349	598,361
Interest Rate	1,290,916	212,487	460,040
Equity	1,195,287	181,959	615,749
Commodity	1,754,554	326,346	868,819
* Average of month-end VaR

As of December 31, 2011, AHL I, LLC’s total capitalization was $40,404,870.  The Partnership owned approximately 91% of AHL I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,576,689	3.90%

Interest Rate	918,934	2.27%

Equity	616,527	1.53%

Commodity	888,869	2.20%

Total	$4,001,019	9.90%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	3,691,865	747,027	1,408,406
Interest Rate	1,366,666	291,291	715,416
Equity	899,058	161,311	412,818
Commodity	888,869	205,912	476,472
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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, those described in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 (the “Second Quarter Form 10-Q”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or the Second Quarter Form 10-Q or concern new actions that have been filed since the Second Quarter Form 10-Q:

The Company
Residential Mortgage and Credit Crisis Related Matters.
Class Actions.
On September 12, 2012, the Company filed its answer to the third amended complaint in In re Morgan Stanley Pass-Through Certificates Litigation. On September 20, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the United States Court of Appeals for the Second Circuit (“Second Circuit”). Defendants have opposed the motion. If the motion is granted, plaintiffs will be purporting to represent investors who purchased approximately $7.82 billion in mortgage pass through certificates issued in 2006 by thirteen trusts.

Other Litigation.
On August 17, 2012, the court in Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion for summary judgment with respect to the plaintiffs’ fraud claim, denied the Company’s motion for summary judgment with respect to the plaintiffs’ aiding and abetting fraud claim, and ordered plaintiffs to show cause why the negligent misrepresentation claim should not be dismissed. The court dismissed all or part of the claims of three of the fifteen plaintiffs based on lack of standing or reliance and plaintiffs have moved for reconsideration of the dismissal. On September 17, 2012, plaintiffs filed expert reports with the court alleging that they are seeking $713 million in compensatory damages on behalf of all fifteen plaintiffs. On October 5, 2012, the court ruled that plaintiffs sufficiently showed cause as to why the negligent misrepresentation claim against the Company should not be dismissed.

On October 2, 2012, the court in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied, in substantial part, defendants’ motion to dismiss plaintiff’s amended complaints.

On October 11, 2012, defendants filed motions to dismiss the amended complaint in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in Part II, Item 1A, Risk Factors in the Partnership’s Report on Form 10-Q for the quarter ended June 30, 2012, and under Part I, Item 1A, Risk Factors in the Form 10-K, other than set forth below.

Speculative position and trading limits may reduce profitability.
The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures.  The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

In October 2011, the CFTC adopted new rules governing position limits.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through September 30, 2012 was $334,710,742.  The Partnership received $2,317,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following charts set forth the purchases of redeemable Units by the Partnership.
Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class A
July 1, 2012 – July 31, 2012	1,351.007	1,108.07	N/A	N/A
August 1, 2012 – August 31, 2012	2,230.455	1,101.77	N/A	N/A
September 1, 2012 – September 30, 2012	1,993.113	1,080.89	N/A	N/A
	5,574.575	1,095.83

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class B
July 1, 2012 – July 31, 2012	102.806	1,136.09	N/A	N/A
August 1, 2012 – August 31, 2012	557.309	1,130.10	N/A	N/A
September 1, 2012 – September 30, 2012	368.244	1,109.15	N/A	N/A
	1,028.359	1,123.20
Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class C
July 1, 2012 – July 31, 2012	48.048	1,164.80	N/A	N/A
August 1, 2012 – August 31, 2012	522.293	1,159.14	N/A	N/A
September 1, 2012 – September 30, 2012	382.406	1,138.14	N/A	N/A
	952.747	1,151.00
Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class D
July 1, 2012 – July 31, 2012	–	–	N/A	N/A
August 1, 2012 – August 31, 2012	–	–	N/A	N/A
September 1, 2012 – September 30, 2012	128,458	1,152.82	N/A	N/A
	128,458	1,152.82
Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class Z
July 1, 2012 – July 31, 2012	46.702	1,224.37	N/A	N/A
August 1, 2012 – August 31, 2012	37.564	1,219.45	N/A	N/A
September 1, 2012 – September 30, 2012	–	1,198.37	N/A	N/A
	84.266	1,222.18

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s general partner, Ceres Managed Futures LLC, is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of Ceres.

Damian George, age 45, has been a Director of the General Partner since November 2012.  Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association.  Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group.  Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney.  From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group.  From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc.  Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of  Business Administration degree in

International Finance in February 1998 from Fordham University.  Mr. George is a Certified Public Accountant.

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

Polaris Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 14, 2012	By:	/s/Damian George
Damian George
Chief Financial Officer and Director

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.