Form 10-K
period 2012-12-31
Polaris Futures Fund L.P.
filed 2013-03-27
CIK 1428040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 or
0           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Units of Limited Partnership Interest
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes 0  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes 0  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 0

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ?

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
Large accelerated filer 0	Accelerated filer 0
Non-accelerated filer ☒	Smaller reporting company 0
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

Limited Partnership Redeemable Units with an aggregate value of $123,474,563 of Class A, $24,150,458 of Class B, $28,929,937 of Class C, and $10,195,733 of Class D, $5,024,181 of Class Z, were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2013, 94,998.863 Limited Partnership Class A Redeemable Units were outstanding, 17,704.924 Limited Partnership Class B Redeemable Units were outstanding, 18,591.606 Limited Partnership Class C Redeemable Units were outstanding, 8,745.602 Limited Partnership Class D Redeemable Units were outstanding, 4,095.798  Limited Partnership Class Z Redeemable Units were outstanding.
DOCUMENTS INCORPOARED BY REFERENCE
(See Page 1)

POLARIS FUTURES FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2012

Part I.

Item 1.	Business	1-5

Item 1A.	Risk Factors	5-25

Item 1B.	Unresolved Staff Comments	25

Item 2.	Properties	25

Item 3.	Legal Proceedings	25-34

Item 4.	Mine Safety Disclosures	34

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35-37

Item 6.	Selected Financial Data	38

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39-55

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	55-68

Item 8.	Financial Statements and Supplementary Data	69-104

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	105

Item 9A.	Controls and Procedures	105-106

Item 9B.	Other Information	106

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	107-117

Item 11.	Executive Compensation	117

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	118

Item 13.	Certain Relationships and Related Transactions, and Director Independence	118

Item 14.	Principal Accountant Fees and Services	118-119

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	120

PART I
Item 1.  BUSINESS
(a)  General Development of Business. Polaris Futures Fund L.P. (“Polaris” or the “Partnership”), was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) through the Partnership’s investments in its affiliated trading companies (each a “Trading Company” or collectively the “Trading Companies”).

The Partnership invests substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor (each a “Trading Advisor” or collectively the “Trading Advisors”) registered with the Commodity Futures Trading Commission (“CFTC”), which makes investment decisions for each respective Trading Company.  The Trading Companies are each Delaware limited liability companies operated by Ceres Managed Futures LLC (“Ceres” or the “General Partner”).

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), serves as a placement agent (the “Placement Agent”) for the Partnership.  Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s primary clearing commodity broker.  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (collectively, MS&Co. and MSIP are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total net realized/net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of December 31, 2012 and 2011, the Partnership’s cash balances were zero.

The Trading Companies and their Trading Advisors for the Partnership at December 31, 2012, are as follows:
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

Ceres, the general partner and commodity pool operator of the Partnership and the trading manager (the “Trading Manager”) of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  Morgan Stanley Wealth Management is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Ceres may reallocate the Partnership’s assets to different Trading Companies in its sole discretion.

Prior to February 1, 2012, units of limited partnership interest (“Units”) of the Partnership were being offered in four classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners received class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.  Effective February 1, 2012, Class B and Class C Units are no longer being offered to new investors.

Ceres is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement.  In addition, Class Z Units  are only being offered to certain individuals affiliated with Morgan Stanley at Ceres’ sole discretion.  Class Z Unit holders are not subject to paying the placement agent fee but continue to be offered to existing Class B and Class C investors.

The Partnership began the year at a net asset value per Unit of $1,140.84, $1,166.26, $1,192.24, $1,205.34, and $1,245.91 and returned (9.60)%, (9.14)%, (8.68)%, (8.45)% and (7.76)% to $1,031.36, $1,059.67, $1,088.75, $1,103.49, and $1,149.28 for Class A, Class B, Class C, Class D, and Class Z, respectively, on December 31, 2012.

(b)  Financial Information about Segments.  The Partnership’s business consists of only one segment, which is the speculative trading of Futures Interest as discussed in Item 1(a).  The Partnership does not engage in the sale of goods or services.  The Partnership’s net income (loss) from operations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 is set forth under Item 6. Selected Financial Data.

(c)  Narrative Description of Business.  See Item 1(a) above for a complete description of the Partnership’s business.  The information requested in Section 101(c)(i) through (xiii) of Regulation    S-K is not applicable to the Partnership.  Additionally, the Partnership does not have any employees.
The directors and officers of the General Partner are listed in Part III. Item 10. Directors, Executive Officers and Corporate Governance.

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may not redeem your Units other than as of the third to last business day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your request for redemption in such manner as determined by the General Partner no later than 3:00 p.m., New York City time, on the third business day before the end of the month. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by a Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Limited Partnership Agreement will be ineffective.

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

No specific policies regarding conflicts of interest have been adopted by the General Partner, the Placement Agent, the Partnership, or any of their affiliates, and investors will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

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

The Unregulated Nature of the Over-The-Counter (“OTC”) Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges. Unlike futures contracts, over-the-

counter “spot” and forward contracts are entered into between private parties off of an exchange and are not regulated by the CFTC or by any other U.S. or foreign governmental agency. Due to the fact that such contracts are not traded on an exchange, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and a Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading in the over-the-counter foreign exchange markets is not regulated; therefore, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Trading Companies trade such contracts with MS&Co. and MSCG and are at risk with respect to the creditworthiness and trading practices of each of MS&Co. and MSCG as the counterparty to the contracts. The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm as of December 31, 2012 is approximately 18.16%, all of which represents OTC foreign exchange forward and/or options on foreign exchange forward transactions.

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

Trading Swaps Creates Distinctive Risks.  The Trading Advisors may trade in certain swaps.  Unlike futures and options on futures contracts and commodities, swap contracts are currently not generally traded on or cleared by an exchange or clearinghouse.  Nevertheless, the Dodd-Frank Act contemplates that certain swaps will be exchange-traded and cleared by a clearinghouse in the future and the CFTC proposed regulations requiring that certain classes of interest rate and credit default swaps be cleared in the future.  As with any forward foreign currency or spot contract, until such time as these transactions are cleared or guaranteed by an exchange, the Trading Companies will be subject to the risk of counterparty default on its swaps.  Because swaps do not generally involve the delivery of underlying assets or principal, the loss would be calculated by referring to the current market value of the contract.  One of the factors in such calculation may be the net present value of future payments required by contract.  In addition, some swap counterparties may require the Trading Companies to deposit collateral to support the Trading Companies’ obligations under the swap agreement but may not themselves deposit collateral.  If the counterparty to such a swap defaults, a Trading Company would be a general unsecured creditor for any termination amounts owed by the counterparty as well as for any collateral deposits in excess of the amounts owed by a Trading Company to the counterparty, which would result in losses to such Trading Company (and the Partnership).

Swap counterparties may hold collateral in U.S. or non-U.S. depositories.  Non-U.S. depositories are not subject to U.S. regulation.  The Trading Companies’ assets held in these depositories are subject to the risk that events could occur which would hinder or prevent the availability of these funds for distribution to customers including the Trading Companies.  Such events may include actions by the government of the jurisdiction in which the depository is located including expropriation, taxation, moratoria and political or diplomatic events.

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

The Trading Companies are Subject to Speculative Position Limits. The CFTC and/or U.S. exchanges have established “speculative position limits” on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function.  Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day.  The trading instructions of the Trading Advisors may have to be modified, and positions held by the Trading

Companies may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Trading Companies by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In October 2011, the CFTC adopted new rules governing position limits.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.  These rules could have an adverse effect on the Trading Advisors and the Trading Companies.

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

Partnership Performance May Be Hindered by Increased Competition for Positions.  Assets in managed futures have grown from an estimated $300 million in 1980 to over 300 billion in 2012.  This has resulted in increased trading competition.  Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Partnership’s Trading Advisors to obtain the best prices for the Partnership.

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

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are Subject To Various Limitations. Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Partnership expenses are investment advisory expenses. Prospective investors should discuss the tax consequences of an investment in the Partnership with their tax advisors.

Tax Laws Are Subject To Change at Any Time, Including Already Enacted Changes Scheduled To Take Effect in 2013. Tax laws and court and IRS interpretations thereof, are subject to change at any time, possibly with retroactive effect. For example, various tax rate reductions for non-corporate taxpayers enacted in 2001 and 2003 are scheduled to expire for taxable years beginning after December 31, 2012. Further, the maximum ordinary income rates for non-corporate taxpayers are scheduled to increase from 35% to 39.6%, and the maximum long-term capital gains rates are scheduled to increase from 15% to 20%. Prospective investors are urged to discuss scheduled and potential tax law changes with their tax advisors.

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

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership’s executive and administrative offices are located within the offices of the General Partner.  The General Partner’s offices utilized by the Partnership are located at 522 Fifth Avenue 14th Floor, New York, New York 10036.

Item 3.  LEGAL PROCEEDINGS
On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named MS&Co. or (the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-

regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution.  Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  Each of Morgan Stanley and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties.  The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley and MS&Co.

MS&Co. is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”).  Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million.  On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.  A separate investigation of these matters by the SEC remains ongoing.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs currently assert allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. The plaintiffs’ motion for class certification was denied in June 2010.  The court denied the Company’s motion for summary judgment on the aiding and abetting fraud claim in August 2012.  The Company’s motion for summary judgment on the negligent misrepresentation claim, filed on November 30, 2012, is pending.  The court has set a trial date of May 6, 2013.  There are currently 14 named plaintiffs in the action claiming damages of approximately $638 million.  Plaintiffs are also seeking punitive damages. Based on currently available information, the Company believes that the defendants could incur a loss up to approximately $638 million, plus pre- and post-judgment interest, fees and costs.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al.,

respectively. Amended complaints were filed on June 10, 2010. The amended complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates.  On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act, and overruled defendants’ demurrers with respect to all other claims.  At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $365 million, and the certificates had not yet incurred losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $365 million unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and alleges that defendants made untrue statements and material omissions in the sale of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates.  On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints.  On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012.  Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012.  The Company filed its answer on December 21, 2012.  At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in this case was approximately $105 million, and certain certificates had begun to incur losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley

Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million.  The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.  On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012.  The court has set a trial date of November 2013.  At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in this case was approximately $123 million, and certain certificates had begun to incur losses.

Based on currently available information, the Company believes it could incur a loss up to the difference between the $123 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs.  The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, NY County, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the SDNY and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of the State of New York. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012.  Trial is currently scheduled to begin in January 2015.  At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $2.9 billion, and the certificates had incurred losses in excess of $40 million.  Based on currently available information, the Company believes it could incur a loss up to the difference between the $2.9 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.  The Partnership has issued no stock.  There is no established public trading market for Units of the Partnership.

(b)  Holders.  The number of holders of Units at December 31, 2012, was approximately 2,504.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans.  None.

(e) Performance Graph.  Not applicable.

(f)  Securities Sold; Consideration.  The Registrant’s Units of limited partnership interest are being sold only to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Units were purchased by accredited investors.

The aggregate proceeds of securities sold in all share Classes to the limited partners through December 31, 2012, was $336,097,206.  The Partnership received $2,317,000 in consideration from the sale of Units to Ceres.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following chart sets forth the purchases of redeemable Units by the Partnership.
Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class A		$
October 1, 2012 - October 31, 2012	3,024.518	1,040.56	N/A	N/A
November 1, 2012 - November 30, 2012	2,640.239	1,041.75	N/A	N/A
December 1, 2012 - December 31, 2012	5,540,453	1,031.36	N/A	N/A
	11,205.210	1,036.29

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class B		$
October 1, 2012 - October 31, 2012	492.931	1,068.23	N/A	N/A
November 1, 2012 - November 30, 2012	1,281.430	1,069.89	N/A	N/A
December 1, 2012 - December 31, 2012	200.000	1,059.67	N/A	N/A
	1,974.361	1,068.44

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class C		$
October 1, 2012 - October 31, 2012	–	–	N/A	N/A
November 1, 2012 - November 30, 2012	1,672.320	1,098.79	N/A	N/A
December 1, 2012 - December 31, 2012	1,234.318	1,088.75	N/A	N/A
	2,906.638	1,094.52

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class Z		$
October 1, 2012 - October 31, 2012	–	–	N/A	N/A
November 1, 2012 - November 30, 2012	266.597	1,158.90	N/A	N/A
December 1, 2012 - December 31, 2012	80.832	1,149.28	N/A	N/A
	347.429	1,156.66

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

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

             For the Years Ended December 31,
	2012	2011	2010	2009	2008
	$	$	$	$	$
Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	(12,921,925)	(35,519,103)	26,656,997	1,052,422	15,537,985
Net Income (Loss)	(18,594,612)	(42,318,117)	21,036,510	(2,980,528)	13,226,691
Net Income (Loss) per Unit by Share Class
A	(109.48)	(229.43)	129.24	(46.81)	218.76
B	(106.59)	(227.45)	137.70	(40.86)	225.59
C	(103.49)	(225.30)	146.37	(34.79)	232.48
D*	(101.85)	(224.14)	150.77	(21.29)	N/A
Z	(96.63)	(220.48)	164.37	(22.29)	246.41
Total Assets	168,705,774	224,043,186	225,483,235	179,266,528	116,967,239
Total Partners’ Capital	161,383,828	218,419,608	221,010,682	173,799,662	109,725,317
Net asset value per Units by Share Class
A	1,031.36	1,140.84	1,370.27	1,241.03	1,287.84
B	1,059.67	1,166.26	1,393.71	1,256.01	1,296.87
C	1,088.75	1,192.24	1,417.54	1,271.17	1,305.96
D*	1,103.49	1,205.34	1,429.48	1,278.71	N/A
Z	1,149.28	1,245.91	1,466.39	1,302.02	1,324.31

* Class D Units were initially offered on March 1, 2009, at a net asset value per Unit of $1,300.00.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As of December 31, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 24.50%; Currency 20.01%; Equity 15.70%; and Commodity 39.70%.

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

Results of Operations
General.  The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2012 and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

Year Ended December 31, 2012
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(12,921,925) and expenses totaling $5,672,687, resulting in a net loss of $18,594,612 for the year ended December 31, 2012.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 12/31/12	NAV at 12/31/11

A	$1,031.36	$1,140.84
B	$1,059.67	$1,166.26
C	$1,088.75	$1,192.24
D*	$1,103.49	$1,205.34
Z	$1,149.28	$1,245.91

*Class D Units were initially offered on March 1, 2009, at a net asset value per Unit of $1,300.00

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2012, were $16,107,308 and $54,548,476, respectively, and the Partnership’s ending capital was $161,383,828 at December 31, 2012, a decrease of $57,035,780 from ending capital at December 31, 2011 of $218,419,608.

The most significant trading losses during the year were incurred within the agricultural complex during September from long futures positions in the soybean complex as prices fell on speculation favorable weather in August limited crop damage caused by the severe drought in June and July.

Additional agricultural losses were recorded during December from long positions in cocoa futures as prices fell to the lowest level in almost six months on speculation supplies from West Africa were improving. Within the metals markets, losses were experienced during March from long positions in palladium and aluminum futures as prices moved lower on speculation of reduced demand from China, the world’s biggest metals purchaser. Additional losses were recorded within the metals sector during October from long positions in palladium and platinum futures as prices declined on speculation of reduced metals demand from China amid a slowing economy. Within the energy markets, losses were incurred during July from short futures positions in crude oil and its related products as prices advanced on concern that instability in the Middle East will disrupt energy supplies. Additional losses were experienced within this sector during November from short futures positions in crude oil and its related products as prices advanced after the strongest Chinese manufacturing report in seven months signaled an economic recovery from the world’s second-biggest energy consumer. Within the currency markets, losses were experienced during March from long positions in the Australian dollar, South African rand, and New Zealand dollar versus the U.S. dollar as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Further currency losses were recorded during August from long positions in the Australian dollar versus the euro, British pound, and Canadian dollar as the value of the Australian dollar fell against these currencies amid concern a slowdown in China, Australia’s biggest trading partner, would hamper growth. A portion of the Partnership’s losses during the year was offset by gains recorded within the global stock index markets during February from long positions in U.S., Pacific Rim, and European equity index futures as prices rose amid positive economic news, including a better-than-expected U.S. employment report and an expansion in manufacturing in China, Europe, and the U.S. During December, additional gains were achieved from long positions in Asian equity index futures as prices rose after China’s manufacturing survey added to signs of recovery in the world’s second-largest economy.

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

For further sector trading information, please refer to the Partnership’s Financial Statements for the year ended December 31, 2012, which are included in Item 8 of this Form 10-K.

The Partnership's income and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
Not applicable.

Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.

GAAP and International Financial Reporting Standards (“IFRS”)”.  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This new guidance did not have a material impact on the Partnership’s financial statements.

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 –unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted market prices for similar investments, interest rates, and credit risk); and Level 3 – unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012	$	$	$	$
Investment in BHM I, LLC	–	60,469,759	–	60,469,759
Investment in Altis I, LLC	–	34,093,815	–	34,093,815
Investment in AHL I, LLC	–	31,866,973	–	31,866,973
Investment in Aspect I, LLC	–	29,322,751	–	29,322,751
Investment in Boronia I, LLC	–	12,952,476	–	12,952,476

Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011	$	$	$	$
Investment in BHM I, LLC	–	76,958,099	–	76,958,099
Investment in Altis I, LLC	–	41,215,261	–	41,215,261
Investment in Aspect I, LLC	–	39,678,211	–	39,678,211
Investment in AHL I, LLC	–	36,925,484	–	36,925,484
Investment in Boronia I, LLC	–	29,266,131	–	29,266,131

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

Summarized information for the Partnership’s pro rata investment in affiliated Trading Companies for the years ended December 31, 2012 and 2011 is as follows:

December 31, 2012
Investment	% of Polaris’ Partners’ Capital	Fair Value	Polaris’ pro rata Net Loss	Polaris’ Management Fees	Polaris’ Incentive Fees	Polaris’ Administrative Fees
		$	$	$	$	$
BHM I, LLC	37.5	60,469,759	(2,801,451)	1,407,088	–	–
Altis I, LLC	21.1	34,093,815	(3,489,785)	493,329	82,284	–
AHL I, LLC	19.7	31,866,973	(2,645,155)	759,369	–	–
Aspect I, LLC	18.2	29,322,751	(3,100,941)	555,037	–	–
Boronia I, LLC	8.0	12,952,476	(884,593)	378,740	–	–

December 31, 2011
Investment	% of Polaris’ Partners’ Capital	Fair Value	Polaris’ pro-rata Net Income (Loss)	Polaris’ Management Fees	Polaris’ Incentive Fees	Polaris’ Administrative Fees
		$	$	$	$	$
BHM I, LLC	35.2	76,958,099	(18,385,732)	1,519,658	245,858	75,281
Altis I, LLC	18.9	41,215,261	(15,343,702)	572,931	–	53,640
Aspect I, LLC	18.2	39,678,211	2,175,554	885,770	663,255	53,825
AHL I, LLC	16.9	36,925,484	(1,321,756)	431,879	222,805	–
Boronia I, LLC	13.4	29,266,131	(3,568,420)	591,373	–	32,085
WNT I, LLC	–	–	924,951	361,130	231,295	50,979

As of December 31, 2012 and September 30, 2012, the allocations between the Trading Companies were as follows:
Trading Company	Allocation as of 12/31/2012	Allocation as of 9/30/2012

Altis I, LLC	20.20%	19.80%
Aspect I, LLC	17.40%	16.35%
BHM I, LLC	35.85%	35.10%
Boronia I, LLC	7.65%	9.60%
AHL I, LLC	18.90%	19.15%

For all Trading Companies, contributions and withdrawals are permitted on a monthly basis.  As of December 31, 2012 and 2011, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

Other Pronouncements
On October 1, 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU will not have a significant impact on the Partnership’s financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments.

Subsequently in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which clarifies the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership would also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that these pronouncements would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company would be required to consolidate another investment company if it holds a controlling financial interest in the entity.   In August 2012, the FASB updated the proposed ASU to state that entities regulated under Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guide.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

Subsequent Events
Management of Ceres (“Management”) performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than disclosed below.

Effective January 1, 2013, Kaiser Trading Group Pty. Ltd. was added as a trading advisor to the Partnership.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of December 31, 2012, Altis I, LLC’s total capitalization was $38,434,878.  The Partnership owned approximately 89% of Altis I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$992,856	2.58%

Interest Rate	1,365,410	3.55%

Equity	1,274,537	3.32%

Commodity	1,903,385	4.95%

Total	$5,536,188	14.40%

                                  Twelve Months Ended December 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,077,225	$349,925	$929,590
Interest Rate	$2,353,079	$1,007,877	$1,599,447
Equity	$1,274,537	$222,343	$611,707
Commodity	$3,585,044	$1,679,294	$2,444,140

As of December 31, 2012, Aspect I, LLC’s total capitalization was $31,833,661.  The Partnership owned approximately 92% of Aspect I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$2,193,535	6.89%

Interest Rate	754,804	2.37%

Equity	1,238,616	3.89%

Commodity	900,415	2.83%

Total	$5,087,370	15.98%

                                  Twelve Months Ended December 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,503,702	$595,850	$1,849,965
Interest Rate	$2,239,108	$571,826	$1,216,933
Equity	$1,258,252	$358,290	$780,810
Commodity	$1,689,731	$789,145	$1,346,887

As of December 31, 2012, BHM I, LLC’s total capitalization was $400,129,363.  The Partnership owned approximately 15% of BHM I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$2,353,158	0.59%

Interest Rate	340,639	0.09%

Commodity	18,985,549	4.74%

Total	$21,679,346	5.42%

                                  Twelve Months Ended December 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$12,680,962	$259,639	$7,283,125
Interest Rate	$6,703,240	$182,760	$2,834,140
Equity	$4,200,350	–	$1,260,633
Commodity	$37,860,223	$15,628,562	$26,432,348

As of December 31, 2012, Boronia I, LLC’s total capitalization was $14,155,117.  The Partnership owned approximately 92% of Boronia I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$251,044	1.77%

Interest Rate	258,654	1.83%

Equity	443,259	3.13%

Commodity	557,636	3.94%

Total	$1,510,593	10.67%

                               Twelve Months Ended December 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,581,065	$178,935	$701,779
Interest Rate	$1,458,139	$117,908	$474,250
Equity	$1,495,820	$194,485	$549,594
Commodity	$1,417,780	$270,960	$706,600

As of December 31, 2012, AHL I, LLC’s total capitalization was $34,717,173.  The Partnership owned approximately 92% of AHL I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$3,812,072	10.98%

Interest Rate	1,570,321	4.52%

Equity	1,881,179	5.42%

Commodity	623,273	1.80%

Total	$7,886,845	22.72%

                               Twelve Months Ended December 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$4,684,324	$1,177,741	$2,835,886
Interest Rate	$1,778,562	$607,098	$1,326,426
Equity	$1,913,269	$333,281	$951,747
Commodity	$1,744,246	$506,474	$1,006,776

* Average of month-end VaR

As of December 31, 2011, Altis I, LLC’s total capitalization was $44,933,798.  The Partnership owned approximately 92% of Altis I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,875,342	4.17%

Interest Rate	1,105,452	2.46%

Equity	615,687	1.37%

Commodity	2,558,812	5.69%

Total	$6,155,293	13.69%

                                     Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,792,197	$646,419	$1,225,379
Interest Rate	$1,406,044	$264,672	$672,790
Equity	$1,442,388	$239,597	$567,305
Commodity	$3,702,594	$397,539	$1,780,544

As of December 31, 2011, Aspect I, LLC’s total capitalization was $43,105,632.  The Partnership owned approximately 92% of Aspect I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$692,921	1.61%

Interest Rate	1,945,302	4.51%

Equity	592,182	1.37%

Commodity	1,442,422	3.35%

Total	$4,672,827	10.84%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,759,872	$318,386	$713,414
Interest Rate	$2,534,049	$375,025	$1,295,950
Equity	$734,213	$91,192	$393,469
Commodity	$1,442,422	$202,412	$960,825

As of December 31, 2011, BHM I, LLC’s total capitalization was $455,454,128.  The Partnership owned approximately 17% of BHM I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$11,805,110	2.59%

Interest Rate	354,263	0.08%

Equity	135,000	0.03%

Commodity	21,344,468	4.69%

Total	$33,638,841	7.39%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$11,968,638	$37,598	$2,182,917
Interest Rate	$6,674,377	$77,306	$2,662,385
Equity	$3,312,598	–	$337,667
Commodity	$35,677,615	$10,694,579	$23,741,783

As of December 31, 2011, Boronia I, LLC’s total capitalization was $35,661,551.  The Partnership owned approximately 82% of Boronia I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,247,428	3.50%

Interest Rate	816,557	2.29%

Equity	544,308	1.53%

Commodity	1,310,591	3.68%

Total	$3,918,884	11.00%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,744,634	$239,349	$598,361
Interest Rate	$1,290,916	$212,487	$460,040
Equity	$1,195,287	$181,959	$615,749
Commodity	$1,754,554	$326,346	$868,819

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

The following were the primary trading risk exposures of the Partnership at December 31, 2012 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities.  The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2012 the Partnership’s primary exposures were in the Topix (Japan), DAX (Germany), SPI 200 (Australia), Nikkei 225 (Japan), FTSE 100 (U.K.), Hang Seng (Hong Kong), and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities.
Energy.  The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals.  The Partnership’s primary metal market exposure as of December 31, 2012 was to fluctuations in the price of platinum, palladium, copper, and gold.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2012.

Softs.  The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements which are often directly affected by severe or unexpected weather conditions. Cocoa and coffee accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2012.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related items of the Partnership are filed under this Item 8: Report of Deloitte & Touche LLP, independent registered public accounting firm, for the years ended December 31, 2012, 2011, and 2010; Statements of Financial Condition as of December 31, 2012 and 2011; Statements of Income and Expenses for the years ended December 31, 2012, 2011, and 2010; Statements of Changes in Partners’ Capital for the years ended December 2012, 2011, and 2010; and Notes to Financial Statements.  Additional financial information has been filed as Exhibit 99.1 and 99.2 to this Form 10-K.

To the Limited Partners of:

Polaris Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Walter Davis
Walter Davis
President and Director
Ceres Managed Futures LLC,
General Partner of
Polaris Futures Fund L.P.

Polaris Futures Fund L.P.
Management’s Report on Internal Control Over Financial Reporting

Ceres Managed Futures LLC (“Ceres”), the general partner of Polaris Futures Fund L.P. (the “Partnership”), is responsible for the management of the Partnership.

Management of the Partnership, Ceres (“Management”), is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Partnership’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control – Integrated Framework.  Based on its assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2012.

/s/ Walter Davis
Walter Davis
President and Director
Ceres Managed Futures LLC
General Partners of
Polaris Futures Fund L.P.

/s/ Damian George
Damian George
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partners of
Polaris Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Polaris Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Polaris Futures Fund L.P. (the "Partnership") as of December 31, 2012 and 2011, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Polaris Futures Fund L.P. as of December 31, 2012 and 2011, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2013

POLARIS FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                              December 31,
	2012	2011
ASSETS	$	$
Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	60,469,759	76,958,099
Investment in Altis I, LLC	34,093,815	41,215,261
Investment in AHL I, LLC	31,866,973	36,925,484
Investment in Aspect I, LLC	29,322,751	39,678,211
Investment in Boronia I, LLC	12,952,476	29,266,131

Total Investments in Affiliated Trading Companies, at fair value (cost $188,455,666 and $229,373,574, respectively)	168,705,774	224,043,186

Total Assets	168,705,774	224,043,186

LIABILITIES
Redemptions payable	7,321,946	5,623,578

Total Liabilities	7,321,946	5,623,578

PARTNERS’ CAPITAL
Class A (100,367.279 and 117,989.188 Units, respectively)	103,514,417	134,606,952
Class B (18,803.813 ad 25,377.597 Units, respectively)	19,925,811	29,596,967
Class C (21,629.171 and 32,198.395 Units, respectively)	23,548,722	38,388,320
Class D (8,745.602 and 8,745.602 Units, respectively)	9,650,670	10,541,476
Class Z (4,127.999 and 4,242.591 Units, respectively)	4,744,208	5,285,893

Total Partners’ Capital	161,383,828	218,419,608

Total Liabilities and Partners’ Capital	168,705,774	224,043,186

NET ASSET VALUE PER UNIT
Class A	1,031.36	1,140.84
Class B	1,059.67	1,166.26
Class C	1,088.75	1,192.24
Class D	1,103.49	1,205.34
Class Z	1,149.28	1,245.91

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
                                                                                     For the Years Ended December 31,
	2012	2011	2010
	$	$	$
EXPENSES
Ongoing Placement Agent fees	3,323,075	3,829,692	3,008,359
General Partner fees	1,995,110	2,358,981	1,865,806
Administrative fees	354,502	610,341	746,322

Total Expenses	5,672,687	6,799,014	5,620,487

NET INVESTMENT LOSS	(5,672,687)	(6,799,014)	(5,620,487)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Realized	1,497,579	8,966,984	1,094,459
Net change in unrealized appreciation
(depreciation) on investments	(14,419,504)	(44,486,087)	25,562,538
Total Realized/Net Change in
Unrealized Appreciation
(Depreciation) on Investments	(12,921,925)	(35,519,103)	26,656,997

NET INCOME (LOSS)	(18,594,612)	(42,318,117)	21,036,510

NET INCOME (LOSS) ALLOCATION
Class A	(12,489,712)	(25,841,914)	11,860,714
Class B	(2,267,079)	(5,463,936)	2,688,027
Class C	(2,539,968)	(8,263,219)	5,465,146
Class D	(897,553)	(1,833,359)	463,317
Class Z	(400,300)	(915,689)	559,306

NET INCOME (LOSS) PER UNIT *
Class A	(109.48)	(229.43)	129.24
Class B	(106.59)	(227.45)	137.70
Class C	(103.49)	(225.30)	146.37
Class D	(101.85)	(224.14)	150.77
Class Z	(96.63)	(220.48)	164.37

	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	115,263.786	110,215.005	85,921.708
Class B	22,324.092	23,547.978	19,442.790
Class C	26,371.454	36,439.134	36,471.309
Class D	8,841.770	8,263.814	3,072.942
Class Z	4,209.510	4,088.083	3,143.983

* Based on the change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Years ended December 31, 2012, 2011, and 2010

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2009	97,264,166	23,606,083	45,405,413	3,929,404	3,594,596	173,799,662

Subscriptions	31,893,930	5,483,246	13,714,206	—	1,387,707	52,479,089

Net Income	11,860,714	2,688,027	5,465,146	463,317	559,306	21,036,510

Redemptions	(12,588,227)	(4,596,601)	(8,932,071)	—	(187,680)	(26,304,579)

Partners’ Capital,
December 31, 2010	128,430,583	27,180,755	55,652,694	4,392,721	5,353,929	221,010,682

Subscriptions	47,568,157	14,678,405	5,073,257	7,982,114	1,082,808	76,384,741

Net Loss	(25,841,914)	(5,463,936)	(8,263,219)	(1,833,359)	(915,689)	(42,318,117)

Redemptions	(15,549,874)	(6,798,257)	(14,074,412)	—	(235,155)	(36,657,698)

Partners’ Capital,
December 31, 2011	134,606,952	29,596,967	38,388,320	10,541,476	5,285,893	218,419,608

Subscriptions	13,543,350	819,500	1,000,000	154,836	589,622	16,107,308

Net Loss	(12,489,712)	(2,267,079)	(2,539,968)	(897,553)	(400,300)	(18,594,612)

Redemptions	(32,146,173)	(8,223,577)	(13,299,630)	(148,089)	(731,007)	(54,548,476)

Partners’ Capital,
December 31, 2012	103,514,417	19,925,811	23,548,722	9,650,670	4,744,208	161,383,828

The accompanying notes are an integral part of these financial statements.

1.  Organization

Polaris Futures Fund L.P. (“Polaris” or the “Partnership”) was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 6. Financial Instruments of the trading companies).  The Partnership invests substantially all of its assets in multiple affiliated trading companies (each a “Trading Company” or collectively, the “Trading Companies”), each of which invests substantially all of its assets in the trading program of an unaffiliated commodity trading advisor (each a “Trading Advisor” or collectively, the “Trading Advisors”) registered with the Commodity Futures Trading Commission, and which makes investment decisions for each respective Trading Company.  Prior to May 1, 2011, the Partnership was one of the partnerships in the Managed Futures Multi-Strategy Profile Series, (“Profile Series”) comprised of Polaris, LV Futures Fund L.P. and Meritage Futures Fund L.P.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner and commodity pool operator and as each Trading Company’s trading manager and commodity pool operator (the “General Partner,” “Ceres” or the “Trading Manager” as the context requires).  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  Morgan Stanley is the indirect majority owner of MSSBH and Citigroup Inc. (“Citigroup”) is the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) serves as the placement agent (the “Placement Agent”) to the Partnership.  Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s primary clearing commodity broker.  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (collectively, MS&Co. and MSIP are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

Prior to February 1, 2012, units of limited partnership interest (“Units”) of the Partnership were offered in four classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners received class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres receives Class Z Units with respect to its investment in the Partnership.  Effective February 1, 2012, Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

Effective October 31, 2011, State Street Bank and Trust Company (“State Street”) ceased to serve as the administrator to the Partnership and each Trading Company.  Effective November 1, 2011, the administrative services previously provided by State Street are provided by Morgan Stanley Wealth Management.

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

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total realized/net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of December 31, 2012 and 2011, the Partnership’s cash balances were zero.

Ceres is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement. In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Ceres’ sole discretion. Class Z Unit holders are not subject to paying the placement agent fee (as defined in Note 2. Summary of Significant Accounting Policies).

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

Net Income (Loss) per Unit – Net income (loss) per Unit is computed in accordance with the specialized accounting for Investment Companies as illustrated in the Financial Highlights Footnote (refer to Note 9. Financial Highlights) and is allocated to all partners at the end of each month in proportion to their respective opening capital accounts.

General Partner Fee – The Partnership pays Ceres a monthly administration fee equal to 1/12 of 1.0% (a 1.0% annual rate) of the net asset value of each Class in the Partnership at the beginning of each month for services in operating and managing the Partnership.

Placement Agent Fee – Morgan Stanley Wealth Management currently serves as the Placement Agent and may appoint affiliates or third parties as additional Placement Agents.  The Partnership pays the Placement Agent an ongoing compensation on a monthly basis equal to a percentage of the net asset value of a limited partner’s Units as of the beginning of each month.

The applicable rate payable by each limited partner is determined by the Class of Units each limited partner may hold.  The Partnership pays the Placement Agent the following percentage based on the aggregate amount invested in the Partnership (as adjusted) by each limited partner in accordance with the following schedule:

Class of Units	Aggregate Investment	Monthly/Annualized Rate (%)
A	Up to $4,999,999	0.167%/2.0%
D	$5,000,000 and above	0.063%/0.75%
Z	All	0%

The limited partners still holding Class B and Class C Units pay the Placement Agent fee in accordance with the following schedule:

Class of Units	Aggregate Investment	Monthly/Annualized Rate (%)
B	$250,000 - $499,999	0.125%/1.5%
C	$500,000 - $4,999,999	0.083%/1.0%

Certain limited partners who are not subject to the ongoing Placement Agent fee (as described herein) are deemed to hold Class Z Units.  The Placement Agent pays a portion of the ongoing placement agent fee it receives from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the limited partners.

Administrative Fee – The Partnership and the Trading Companies pay Ceres or its affiliates a monthly fee to cover all of the administrative, operating, offering, and organizational expenses (the “Administrative Fee”).  Prior to May 1, 2011, the Administrative Fee was equal to 1/12th of 0.40% (0.40% on an annual basis) of the beginning of the month net asset value of the Partnership and 1/12th of 0.35% (0.35% on an annual basis) of the beginning of the month net assets of each Trading Company.  As of May 1, 2011, the monthly Administrative Fee is capped at 1/12th of 0.25% (a 0.25% annual rate) of the beginning of the month net asset value of the Partnership.

Continuing Offering – Units of the Partnership are offered in two Classes, identical in all material respects except for the ongoing Placement Agent fees charged. Depending on the aggregate amount invested in the Partnership, a limited partner will receive Class A or D Units in the Partnership.  Prior to February 1, 2012, Units were offered in four Classes.  Units within each Partnership Class were initially offered at $1,000 per Unit, except for Class D shares which were initially offered on March 1, 2009 at $1,300.  Thereafter, Units are offered on a continuous basis as of the first day of each month (a “Subscription Date”) at the net asset value per Unit for each Class as of the last day of the immediately preceding month.  The minimum subscription amount in the Partnership is $25,000, subject to the discretion of Ceres to accept a lower amount.  Prior to May 2009, the minimum subscription amount in the Partnership was $50,000.  The minimum subscription amount for ERISA/IRA investors is $10,000.  Additional subscriptions can be made in increments of $10,000 if a limited partner has already met the minimum subscription amount, subject to the discretion of Ceres to accept a lower amount.  The request for the subscriptions must be delivered to the limited partner’s Morgan Stanley Financial Advisor or Private Wealth Advisor at Morgan Stanley Wealth Management branch office in time for it to be forwarded to and received by Ceres, no later than 3:00 p.m., New York City time, on the third business day before the end of the month.

Redemptions – Limited partners may redeem some or all of their Units at 100% of the net asset value per Unit as of the last day of any month (a “Redemption Date”).  The request for redemption must be delivered to a limited partner’s Morgan Stanley Financial Advisor or Private Wealth Advisor at limited partner’s Morgan Stanley Wealth Management branch office in time for it to be forwarded to and received by Ceres, no later than 3:00 p.m. New York City time, on the third business day before the end of the month in which the redemption is to be effective. Investors must maintain a minimum investment in the Partnership of three Units unless an investor is withdrawing his or her entire investment.  Ceres may cause a limited partner to withdraw (in whole or in part) from the Partnership at any time and for any reason.  Ceres will not cause a limited partner to withdraw if the value of his or her investment falls below the minimum described above due to the performance of the Partnership.

Ceres may also, in its sole discretion, permit redemptions by limited partners in any amount at any time.  There are no redemption charges.  Ceres endeavors to pay all redemptions within 10 business days after the applicable Redemption Date.  Ceres may suspend redemptions in certain circumstances.

Exchanges – Limited partners may redeem some or all of their Units in the Partnership on the Redemption Date and use the proceeds to purchase Units in any other commodity pools operated by the General Partner that are accepting subscriptions on the following Subscription Date; provided the limited partner meets the suitability criteria for the other commodity pool and has redeemed its Partnership Units according to the Limited Partnership Agreement.  Investors also may redeem their Units in any other commodity pool operated by the General Partner and use the proceeds to purchase Units in the Partnership on the following Subscription Date; provided the potential limited partner meets the suitability criteria for the Partnership and has redeemed its Partnership Units in the other commodity pool(s) according to the applicable operating agreement.  In order to effect an exchange, the limited partner must send a subscription and exchange agreement and power of attorney to the limited partner’s Morgan Stanley Financial Advisor or Private Wealth Advisor, and that agreement must be forwarded by the Morgan Stanley Wealth Management branch office in time for it to be received by Ceres no later than 3:00 p.m., New York City time, on the third business day before the end of the month.

Units Outstanding by Share Class – The table below shows the Units outstanding by share Class for the Partnership for the three years in the period ended December 31, 2012.

Share Class	A	B	C	D	Z

Ending Units December 31, 2009	78,373.994	18,794.498	35,719.371	3,072.942	2,760.791

Subscriptions	25,346.324	4,297.066	10,547.610	—	1,034.647
Redemptions	(9,993.538)	(3,589.048)	(7,006.865)	—	(144.358)
Ending Units December 31, 2010	93,726.780	19,502.516	39,260.116	3,072.942	3,651.080

Subscriptions	36,732.134	11,333.448	3,779.565	5,672.660	766.961
Redemptions	(12,469.726)	(5,458.367)	(10,841.286)	—	(175.450)
Ending Units December 31, 2011	117,989.188	25,377.597	32,198.395	8,745.602	4,242.591

Subscriptions	12,028.805	701.229	831.469	128.458	498.826
Redemptions	(29,650.714)	(7,275.013)	(11,400.693)	(128.458)	(613.418)
Ending Units
December 31, 2012	100,367.279	18,803.813	21,629.171	8,745.602	4,127.999

Distributions – Distributions, other than redemptions of Units, are made on a pro rata basis at the sole discretion of Ceres.  No distributions have been made to date. Ceres does not intend to make any distributions of the Partnership’s profits.

Income Taxes – No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues and expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there were no significant uncertain tax positions that would require recognition in the financial statements as of December 31, 2012 and 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

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

Other Pronouncements
On October 1, 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU will not have a significant impact on the Partnership’s financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Subsequently in January 2013, the FASB issued ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which clarifies the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership would also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that these pronouncements would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company would be required to consolidate another investment company if it holds a controlling financial interest in the entity.  In August 2012, the FASB updated the proposed ASU to state that entities regulated under Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guide.  The
Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

The clearing commodity brokers for the Trading Companies are currently MS&Co. and MSIP.  Collectively, MS&Co. and MSIP are referred to as the “Commodity Brokers”.  MSIP serves as the commodity broker for trades on the London Metal Exchange.  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparties are MS&Co. and/or MSCG to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.  MS&Co. and its affiliates act as custodians of the Trading Companies’ assets. MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Each Trading Company pays a brokerage fee to MS&Co. as described below.  Each Trading Company’s cash is on deposit in commodity brokerage accounts with Morgan Stanley.

The following tables summarize the Partnership’s investments in affiliated Trading Companies as of December 31, 2012 and 2011.  Each Trading Company pays each Trading Advisor a monthly management fee and a quarterly incentive fee equal to 20% of the trading profits earned (refer to Note 5. Trading Advisors to the Trading Companies) for further information.

  December 31, 2012

Investment	% of Polaris’ Partners’ Capital	Fair Value	Polaris’ pro rata Net Loss	Polaris’ Management Fees	Polaris’ Incentive Fees	Polaris’ Administrative Fees
		$	$	$	$	$
BHM I, LLC	37.5	60,469,759	(2,801,451)	1,407,088	–	–
Altis I, LLC	21.1	34,093,815	(3,489,785)	493,329	82,284	–
AHL I, LLC	19.7	31,866,973	(2,645,155)	759,369	–	–
Aspect I, LLC	18.2	29,322,751	(3,100,941)	555,037	–	–
Boronia I, LLC	8.0	12,952,476	(884,593)	378,740	–	–

 December 31, 2011

Investment	% of Polaris’ Partners’ Capital	Fair Value	Polaris’ pro rata Net Income/(Loss)	Polaris’ Management Fees	Polaris’ Incentive Fees	Polaris’ Administrative Fees
		$	$	$	$	$
BHM I, LLC	35.2	76,958,099	(18,385,732)	1,519,658	245,858	75,281
Altis I, LLC	18.9	41,215,261	(15,343,702)	572,931	–	53,640
Aspect I, LLC	18.2	39,678,211	2,175,554	885,770	663,255	53,825
AHL I, LLC	16.9	36,925,484	(1,321,756)	431,879	222,805	–
Boronia I, LLC	13.4	29,266,131	(3,568,420)	591,373	–	32,085
WNT I, LLC	–	–	924,951	361,130	231,295	50,979

The strategy for each Trading Company is disclosed in Note 5. Trading Advisors to the Trading Companies.

For all Trading Companies, contributions and withdrawals are permitted on a monthly basis.  As of December 31, 2012 and 2011, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

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

Revenue Recognition – Monthly, MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the Trading Companies’ accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned.  For purposes of such interest payments, daily funds do not include monies due to each Trading Company on Futures Interests that have not been received.   MS&Co. and Ceres will retain any excess interest not paid to each Trading Company in permitted investments.

Fair Value of Financial Instruments – The fair value of each Trading Company’s assets and liabilities that qualify as financial instruments under the FASB ASC guidance relating to Financial Instruments approximates the carrying amount presented in the Trading Company’s Statements of Financial Condition.

Foreign Currency Transactions and Translation - The Trading Companies’ functional currency is the U.S. dollar; however, the Trading Companies may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in net change in unrealized appreciation (depreciation) on investments in the Statements of Income and Expenses.

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

4.  Related Party Transactions
The Partnership pays monthly administrative fees and General Partner fees to Ceres as described in Note 2. Summary of Significant Accounting Policies.  The Partnership pays monthly Placement Agent fees to Morgan Stanley Wealth Management  as described in Note 2. Summary of Significant Accounting Policies.

The cash held by each Trading Company is on deposit in commodity brokerage accounts with Morgan Stanley.  MS&Co. pays each Trading Company interest income at each month end as described in Note 3. Trading Companies.  Each Trading Company pays MS&Co. brokerage fees and transactions fees as described in Note 3. Trading Companies.  Each Trading Company pays Ceres a monthly Trading Company Administrative Fee as described in Note 3. Trading Companies.

5. Trading Advisors to the Trading Companies
Ceres retains certain commodity Trading Advisors to make all trading decisions for the Trading Companies.  The Trading Advisors and their strategies for each Trading Company as of December 31, 2012 are as follows:

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

8.  Fair Value Measurements and Disclosures

Effective January 1, 2012, the Partnership adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This new guidance did not have a material impact on the Partnership’s financial statements.

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

Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012	$	$	$	$
Investment in BHM I, LLC	—	60,469,759	—	60,469,759
Investment in Altis I, LLC	—	34,093,815	—	34,093,815
Investment in AHL I, LLC	—	31,866,973	—	31,866,973
Investment in Aspect I, LLC	—	29,322,751	—	29,322,751
Investment in Boronia I, LLC	—	12,952,476	—	12,952,476

December 31, 2011
Investment in BHM I, LLC	—	76,958,099	—	76,958,099
Investment in Altis I, LLC	—	41,215,261	—	41,215,261
Investment in Aspect I, LLC	—	39,678,211	—	39,678,211
Investment in AHL I, LLC	—	36,925,484	—	36,925,484
Investment in Boronia I, LLC	—	29,266,131	—	29,266,131

At December 31, 2012, Polaris’ investment in the Trading Companies represented approximately: Aspect I, LLC 17.40%; AHL I, LLC 18.90%; Altis I, LLC 20.20%; BHM I, LLC 35.85%; and Boronia I, LLC 7.65% of the total investments of Polaris, respectively.

At December 31, 2011, Polaris’ investment in the Trading Companies represented approximately: Aspect I, LLC 17.70%; AHL I, LLC 16.50%; Altis I, LLC 18.40%; BHM I, LLC 34.35%; and Boronia I, LLC 13.05% of the total investments of Polaris, respectively.

9.  Financial Highlights
	Class A	Class B	Class C	ClassD	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 1,140.84	$1,166.26	$ 1,192.24	$ 1,205.34	$ 1,245.91

NET OPERATING RESULTS:
Net investment loss	(35.24)	(30.47)	(25.37)	(22.69)	(14.38)
Net realized/unrealized loss	(74.24)	(76.12)	(78.12)	(79.16)	(82.25)
Net loss	(109.48)	(106.59)	(103.49)	(101.85)	(96.63)

NET ASSET VALUE,
DECEMBER 31, 2012:	$ 1,031.36	$1,059.67	$ 1,088.75	$ 1,103.49	$ 1,149.28
RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.18%	-2.68%	-2.18%	-1.93%	-1.18%
Partnership expenses (1)	3.18%	2.68%	2.18%	1.93%	1.18%
TOTAL RETURN:	-9.60%	-9.14%	-8.68%	-8.45%	-7.76%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$1,370.27	$1,393.71	$ 1,417.54	$ 1,429.48	$ 1,466.39

NET OPERATING RESULTS:
Net investment loss	(41.43)	(35.69)	(30.19)	(26.85)	(17.36)
Net realized/unrealized loss	(188.00)	(191.76)	(195.11)	(197.29)	(203.12)
Net loss	(229.43)	(227.45)	(225.30)	(224.14)	(220.48)

NET ASSET VALUE,
DECEMBER 31, 2011:	$1,140.84	$1,166.26	$ 1,192.24	$ 1,205.34	$ 1,245.91
RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.25%	-2.75%	-2.27%	-2.01%	-1.26%
Partnership expenses (1)	3.25%	2.75%	2.27%	2.01%	1.26%
TOTAL RETURN:	-16.74%	-16.32%	-15.89%	-15.68%	-15.04%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2010	$ 1,241.03	$1,256.01	$ 1,271.17	$ 1,278.71	$ 1,302.02

NET OPERATING RESULTS:
Net investment loss	(42.39)	(36.65)	(30.78)	(27.77)	(18.49)
Net realized/unrealized gain	171.63	174.35	177.15	178.54	182.86
Net gain	129.24	137.70	146.37	150.77	164.37

NET ASSET VALUE,
DECEMBER 31, 2010:	$1,370.27	$1,393.71	$ 1,417.54	$ 1,429.48	$ 1,466.39
RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.40%	-2.90%	-2.40%	-2.15%	-1.40%
Partnership expenses (1)	3.40%	2.90%	2.40%	2.15%	1.40%
TOTAL RETURN:	10.41%	10.96%	11.51%	11.79%	12.62%

RATIOS TO AVERAGE NET ASSETS FOR TRADING COMPANIES AS OF
DECEMBER 31, 2012:

Polaris
Interest Income	-0.01%
Management Fees	-1.80%
Incentive Fees	-0.04%
Trading Company Administrative Fees	- (2)

(1) Does not include the expenses of the Trading Companies in which the Partnership invests.

(2) Amounts less than 0.005%.

10.  Subsequent Events

Management performed its evaluation of subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than disclosed below.

Effective January 1, 2013, Kaiser Trading Group Pty. Ltd. was added as a trading advisor to the Partnership.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter Ended	Total Trading Results	Net Income/(Loss)

2012
March 31	$996,138	$(554,324)
June 30	(8,591,017)	(10,064,318)
September 30	1,682,858	302,979
December 31	(7,009,904)	(8,278,949)

Total	$(12,921,925)	$(18,594,612)

Net Income/(Loss) Per Unit

Share Class	Class A	Class B	Class C	Class D	Class Z
March 31	$(4.45)	$(3.10)	$(1.68)	$(0.94)	$1.36
June 30	(55.77)	(55.67)	(55.55)	(55.46)	(55.17)
September 30	0.27	1.66	3.13	3.88	6.27

December 31	(49.53)	(49.48)	(49.39)	(49.33)	(49.09)

Total	$(109.48)	$(106.59)	$(103.49)	$(101.85)	$(96.63)

Quarter Ended	Total Trading Results	Net Loss

2011
March 31	$(6,572,875)	$(8,271,016)
June 30	(12,758,539)	(14,521,294)
September 30	(5,981,245)	(7,755,827)
December 31	(10,206,444)	(11,769,980)

Total	$(35,519,103)	$(42,318,117)

Net Loss Per Unit

Share Class	Class A	Class B	Class C	Class D	Class Z
March 31	$(50.59)	$(49.75)	$(48.87)	$(48.40)	$(46.96)
June 30	(78.35)	(78.19)	(77.98)	(77.86)	(77.46)
September 30	(39.88)	(39.11)	(38.30)	(37.87)	(36.52)

December 31	(60.61)	(60.40)	(60.15)	(60.01)	(59.54)

Total	$(229.43)	$(227.45)	$(225.30)	$(224.14)	$(220.48)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
 AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this annual report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting
Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).  Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of

December 31, 2012.  In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework.  Ceres has concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management's report in this annual report.

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

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Damian George (Chief Financial Officer and Director), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Harry Handler (Director), Patrick T. Egan (Director), Alper Daglioglu (Director) and Craig Abruzzo (Director). Each director holds office until the earlier of his or her death, resignation or removal.  Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner.  The officers of the General Partner are designated by the General Partner’s board of directors.  Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities.  Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA.  Walter Davis, Damian George, Patrick T. Egan and Alper Daglioglu serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Walter Davis, age 48, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts.  Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA.  Since December 2012, Mr. Davis has been registered as a swap associated person of General Partner.  Since June 2009, Mr. Davis has been employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities include serving as a Managing Director and the Director of the Managed Futures Department.  Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Wealth Management.  From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts.  From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter.  From April 2007 through June 2009, Mr. Davis was employed by MS&Co., a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department.  From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS&Co.  From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Managing Director and the Director of the Managed Futures Department.  From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc.  From September 1999 through August 2006, Mr. Davis was employed by MS&Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS&Co.’s managed futures funds to high net worth and institutional investors on a global basis.  From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds.  Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Damian George, age 45, has been a Director of the General Partner since November 2012.  Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the NFA.  Mr. George has been Vice President and listed as a principal since December 2012, and registered as an associated person since January 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Since January 2013, each such entity has been registered as a commodity pool operator with CFTC.  Mr. George is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities.  Since August 2009, Mr. George has been employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities include oversight of futures funds, budgeting, finance and Sarbanes-Oxley testing for the

Alternative Investments–Managed Futures group.  Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Wealth Management.  From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc., a financial services firm, which administered Citigroup Inc.’s hedge fund and fund of funds business, where he served as Director and was responsible for futures funds budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group.  From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets.  Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University.  Mr. George is a Certified Public Accountant.

Colbert Narcisse, age 47, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012.  Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Since January 2013, each such entity has been registered as a commodity pool operator with CFTC.  Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer

of the Investment Strategy and Client Solutions Division.  From July 2009 until February 2011,

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

Douglas J. Ketterer, age 47, has been a Director and a principal of the General Partner since December 2010.  Since December 2012, Mr. Ketterer has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Since January 2013, each such entity has been registered as a commodity pool operator with CFTC.  From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner.  From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Wealth Management, a financial services firm, as Managing Director and as Head of the U.S. Field Management and U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group and, as of June 2012, Head of U.S. Field Management.  From March 1990 through July 2010, Mr. Ketterer was employed by MS&Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group.  During Mr. Ketterer’s employment at MS&Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS&Co.’s Global Wealth Management Group.  Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Harry Handler, age 54, has been a Director of the General Partner since December 2010.  Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA.  Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010.  Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.  Mr. Handler withdrew as an associated person of MS&Co. in June 2009.  Mr. Handler has been registered as an associated person of Morgan Stanley Wealth Management since June 2009 and as a branch office manager since February 2013.  Mr. Handler serves as an Executive Director at Morgan Stanley Wealth Management in the Global Wealth Management Group.  Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending.  Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities.  Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984.  He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter.  Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982.  His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading

Floor.  Additional work included building a computerized Futures Trading System and writing a history of the company.  Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 43, has been a Director of the General Partner since December 2010.  Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA.  Since June 2011, Mr. Egan has been employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Wealth Management  Managed Futures.  From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Wealth Management, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Wealth Management Managed Futures.  Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Wealth Management.  From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department.  From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co.  From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research

for Morgan Stanley’s Managed Futures Department.   From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc.  From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate.  Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms.  Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 36, has been a Director and listed as a principal of the General Partner since December 2010.  Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Wealth Management Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Wealth Management’s  Alternative Investments Group.  From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group.  From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone

Research Group from February 2007 through June 2009.  Mr. Daglioglu earned his

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

Craig Abruzzo, age 44, has been a Director and a principal of the General Partner since March 2013 and is an associate member of the NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business.  Since May 2012, Mr. Abruzzo has also served as the Global Head of OTC Clearing for MS&Co., where his responsibilities include oversight of the institutional OTC swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his juris doctor degree in May 1994 from the New York University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2012 were timely and correctly made.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Partnership is operated by its general partner, Ceres.  The President, Chief Financial Officer, and each member of the Board of Directors of Ceres are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www. morganstanley.com/ individual/ our commitment/codeofconduct.html.

The Audit Committee
The Partnership is operated by its general partner, Ceres, and has no audit committee.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers.  As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the General Partner of the business affairs of the Partnership. The Partnership pays Ceres a monthly administration fee equal to 1/12th of 1.0% (a 1.0% annual rate) and a monthly administrative fee equal to 1/12th of 0.40% (a 0.40% annual rate) of the net asset value of each Class of Units at the beginning of each month.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Security Ownership of Certain Beneficial Owners – At December 31, 2012, there were no persons known to be beneficial owners of more than 5 percent of the outstanding Units of the Partnership.

(b) Security Ownership of Management - At December 31, 2012, the following officers and directors of Ceres owned Class A Units of the Partnership: Walter Davis; 8.209 Units and Patrick Egan; 8.677 Units.

(c)  Changes in Control – None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
 DIRECTOR INDEPENDENCE

For a description of the relationships between Ceres, Commodity Brokers, counterparties, and Trading Advisors refer to Note 3. Trading Companies of "Notes to Financial Statements" and
Note 4. Related Party Transactions of “Notes to Financial Statements,” in the Financial Statements of the Partnership, which are included in Item 8 of this Form 10-K.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co., on behalf of the Partnership, pays all accounting fees.  The Partnership reimburses MS&Co. through the Partnership administrative fee it pays, as discussed in the Notes to Financial Statements which are included in Item 8 of this Form 10-K.

(1)  Audit Fees.  The aggregate fees for professional services rendered by Deloitte & Touche LLP (“D&T”) in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q, and in connection with statutory and regulatory filings were approximately $287,388 for the year ended December 31, 2012, and $168,443 for the year ended December 31, 2011.

(2)  Audit-Related Fees.  None.

(3)  Tax Fees.  The Partnership did not pay D&T any amounts in 2012 and 2011 for professional services in connection with tax compliance, tax advice, and tax planning.  The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

PART IV
Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm are filed in Item 8 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition as of December 31, 2012 and December 31, 2011.

-	Statements of Income and Expenses for the years ended December 31, 2012, 2011, and 2010.

-	Statements of Changes in Partners’ Capital for the years ended December 31, 2012, 2011, and 2010.

-           Notes to Financial Statements.

Additionally, financial statements of the Trading Companies required by Regulation S-X are filed as Exhibit 99.1 and 99.2 to this Form 10-K.

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

POLARIS FUTURES FUND L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 27, 2013	By:	/s/Walter Davis
Walter Davis,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Walter Davis	March 27, 2013
Walter Davis, President, Director

	/s/	Damian George	March 27, 2013
Damian George, Chief Financial Officer, Principal Accounting
Officer, Director

	/s/	Craig Abruzzo	March 27, 2013
Craig Abruzzo, Director

	/s/	Alper Daglioglu	March 27, 2013
Alper Daglioglu, Director

	/s/	Patrick T. Egan	March 27, 2013
Patrick T. Egan, Director

	/s/	Harry Handler	March 27, 2013
Harry Handler, Director

	/s/	Douglas J. Ketterer	March 27, 2013
Douglas J. Ketterer, Director

	/s/	Colbert Narcisse	March 27, 2013
Colbert Narcisse, Director

EXHIBIT INDEX
ITEM

1.1!
Placement Agent Agreement dated June 1, 2007 by and among Morgan Stanley Managed Futures LV, L.P., Morgan Stanley Managed Futures MV, L.P., Morgan Stanley Managed Futures HV, L.P., the General Partner and Morgan Stanley & Co. Incorporated.

3.1!	Certificate of Limited Partnership of Morgan Stanley Managed Futures HV, L.P., dated February 22, 2007.

3.2+	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of June 1, 2009.

3.3†	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of October 1, 2009.

3.4!!	Third Amended and Restated Limited Partnership Agreement of the Registrant, dated as of December 1, 2010.

3.5††	Fourth Amended and Restated Limited Partnership Agreement of the Registrant, dated as of May 1, 2011.

10.1!	Form of Operating Agreement for the Trading Companies.

10.2	Advisory Agreement among Morgan Stanley Managed Futures Altis I, LLC, the General Partner and Altis Partners (Jersey) Limited, dated April 30, 2007.

10.3	Advisory Agreement among Morgan Stanley Managed Futures Aspect I, LLC, the General Partner and Aspect Capital Limited, dated April 30, 2007.

10.4	Advisory Agreement among Morgan Stanley Managed Futures BHM I, LLC, the General Partner and Blenheim Capital Management, L.L.C., dated May 15, 2007.

10.5!	Form of Subscription and Exchange Agreement and Power of Attorney.

10.6!	Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto, and the General Partner, dated as of November 28, 2007.

10.7!	Customer Agreement among Morgan Stanley & Co. International plc and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.

E-1

10.8!	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.

10.9!	Escrow Agreement by and among The Bank of New York, Demeter Management Corporation and the entities listed on Annex A thereto, dated July 25, 2007.

10.10!	Customer Futures Customer Agreement between Morgan Stanley & Co. Incorporated and the Trading Companies listed on Schedule A thereto dated July 23, 2007.

10.11!	Rider to Customer Agreement between Morgan Stanley & Co. Incorporated and the Trading Companies listed on Schedule A thereto dated March 26, 2008.

10.12!
Amendment to Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto and the General Partner, dated March 26, 2008.

10.13!	Rider to Customer Agreement among Morgan Stanley & Co. International PLC and the Trading companies listed on Schedule A thereto dated March 26, 2008.

10.14!	Rider to Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated March 26, 2008.

10.15	Advisory Agreement among Morgan Stanley Managed Futures GMF I, LLC, Demeter Management Corporation and Grinham Managed Funds Pty. Ltd, dated April 1, 2008.

10.16	Amendment No. 1 to Advisory Agreement, dated as of January 1, 2013, by and among the General Partner, Morgan Stanley Smith Barney Boronia I, LLC, and Boronia Capital Pty. Ltd.

10.17*•	Advisory Agreement among Morgan Stanley Smith Barney AHL I, LLC, Ceres Managed Futures LLC and Man-AHL (USA) Ltd., dated May 4, 2011..

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

E-2

99.1	Morgan Stanley Smith Barney Altis I, LLC Financial Statements.

99.2	Morgan Stanley Smith Barney BHM I, LLC Financial Statements.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

_____________________________

!	Incorporated herein by reference from the Registrant’s Form 10, filed on August 8, 2008.

+	Incorporated herein by reference from the Registrant’s Form 8-K, filed on June 4, 2009.

†	Incorporated herein by reference from the Registrant’s Form 8-K, filed on October 1, 2009.

††	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on May 16, 2011.

•	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on August 15, 2011.

!!	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 30, 2012.

*	Confidential treatment has been granted with respect to the omitted portions of this exhibit.

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