Form 10-Q
period 2013-03-31
Polaris Futures Fund L.P.
filed 2013-05-14
CIK 1428040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013 or

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

As of March 31, 2013, 92,358.580 Limited Partnership Class A Redeemable Units were outstanding, 17,430.417 Limited Partnership Class B Redeemable Units were outstanding, 18,591.606 Limited Partnership Class C Redeemable Units were outstanding, 8,745.602 Limited Partnership Class D Redeemable Units were outstanding, 4,061.501  Limited Partnership Class Z Redeemable Units were outstanding.

POLARIS FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2013 and December 31, 2012	2

	Statements of Income and Expenses for the Quarters Ended March 31, 2013 and 2012	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2013 and 2012	4

	Notes to Financial Statements	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26-40

Item 4.	Controls and Procedures	40-41

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	42-50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Securities and Use of Proceeds	51-52

Item 4.	Mine Safety Disclosures	52

Item 6.	Exhibits	53

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

POLARIS FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	53,335,245	60,469,759
Investment in Altis I, LLC	30,927,534	34,093,815
Investment in Aspect I, LLC	25,692,987	29,322,751
Investment in AHL I, LLC	22,245,457	31,866,973
Investment in Boronia I, LLC	11,601,735	12,952,476
Investment in Kaiser I, LLC	9,591,652	–

Total Investments in Affiliated Trading Companies, at fair value (cost $169,467,514 and $188,455,666, respectively)	153,394,610	168,705,774

Total Assets	153,394,610	168,705,774

LIABILITIES

Redemptions payable	3,395,655	7,321,946

Total Liabilities	3,395,655	7,321,946

PARTNERS’ CAPITAL
Class A (92,358.580 and 100,367.279 Units, respectively)	96,273,129	103,514,417
Class B (17,430.417 and 18,803.813Units, respectively)	18,691,240	19,925,811
Class C (18,591.606 and 21,629.171Units, respectively)	20,509,060	23,548,722
Class D (8,745.602 and 8,745.602 Units, respectively)	9,784,279	9,650,670
Class Z (4,061.501 and 4,127.999 Units, respectively)	4,741,247	4,744,208

Total Partners’ Capital	149,998,955	161,383,828

Total Liabilities and Partners’ Capital	153,394,610	168,705,774

NET ASSET VALUE PER UNIT
Class A	1,042.38	1,031.36
Class B	1,072.33	1,059.67
Class C	1,103.14	1,088.75
Class D	1,118.77	1,103.49
Class Z	1,167.36	1,149.28

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2013	2012
	$	$
EXPENSES
Ongoing Placement Agent fees	657,276	912,395
General Partner fees	396,160	549,442
Administrative fees	88,625	88,625

Total Expenses	1,142,061	1,550,462

NET INVESTMENT LOSS	(1,142,061)	(1,550,462)

REALIZED/NET CHANGE IN UNREALIZED DEPRECIATION ON INVESTMENTS
Realized	(542,527)	1,693,802
Net change in unrealized appreciation (depreciation) on investments	3,676,988	(697,664)

Total Realized/Net Change in Unrealized Appreciation on Investments	3,134,461	996,138

NET INCOME (LOSS)	1,992,400	(554,324)

NET INCOME (LOSS) ALLOCATION
Class A	1,192,711	(547,091)
Class B	244,836	(37,695)
Class C	343,351	32,476 (1)
Class D	133,609	(8,397)
Class Z	77,893	6,383

NET INCOME (LOSS) PER UNIT*
Class A	11.02	(4.45)
Class B	12.66	(3.10)
Class C	14.39	(1.68) (1)
Class D	15.28	(0.94)
Class Z	18.08	1.36

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	97,584.933	120,192.834
Class B	18,294.897	24,829.155
Class C	20,060.730	29,723.994
Class D	8,745.602	8,874.060
Class Z	4,200.667	4,212.826

* Based on the change in net asset value per Unit.

(1)
The increase in Class C’s net income allocation, while incurring a net loss per unit for the quarter ended March 31, 2012, is due to the timing of subscriptions and redemptions of units throughout the quarter.

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2013 and 2012
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2012	103,514,417	19,925,811	23,548,722	9,650,670	4,744,208	161,383,828

Subscriptions	1,010,976	–	–	–	177,950	1,188,926

Net Income	1,192,711	244,836	343,351	133,609	77,893	1,992,400

Redemptions	(9,444,975)	(1,479,407)	(3,383,013)	–	(258,804)	(14,566,199)

Partners’ Capital,
March 31, 2013	96,273,129	18,691,240	20,509,060	9,784,279	4,741,247	149,998,955

Partners’ Capital,
December 31, 2011	134,606,952	29,596,967	38,388,320	10,541,476	5,285,893	218,419,608

Subscriptions	6,111,485	775,500	1,000,000	154,836	35,000	8,076,821

Net Income (Loss)	(547,091)	(37,695)	32,476	(8,397)	6,383	(554,324)

Redemptions	(6,121,752)	(2,788,077)	(7,240,385)	–	(121,578)	(16,271,792)

Partners’ Capital,
March 31, 2012	134,049,594	27,546,695	32,180,411	10,687,915	5,205,698	209,670,313

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2012	100,367.279	18,803.813	21,629.171	8,745.602	4,127.999	153,673.864

Subscriptions	963.498	–	–	–	154.837	1,118.335

Redemptions	(8,972.197)	(1,373.396)	(3,037.565)	–	(221.335)	(13,604.493)

Ending Units,
March 31, 2013	92,358.580	17,430.417	18,591.606	8,745.602	4,061.501	141,187.706

Beginning Units,
December 31, 2011	117,989.188	25,377.597	32,198.395	8,745.602	4,242.591	188,553.373

Subscriptions	5,299.578	663.021	831.469	128.458	27.901	6,950.427

Redemptions	(5,327.394)	(2,358.054)	(6,000.292)	–	(96.819)	(13,782.559)

Ending Units,
March 31, 2012	117,961.372	23,682.564	27,029.572	8,874.060	4,173.673	181,721.241

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Polaris Futures Fund L.P. (“Polaris” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”).

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).   Morgan Stanley Smith Barney LLC  is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and  serves as placement agent to the Partnership.  Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker.  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (collectively, MS&Co. and MSIP are referred to as the “Commodity Brokers”).   Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the "Fund of Funds" approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total realized/net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of March 31, 2013 and December 31, 2012, the Partnership’s cash balances were zero.

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at March 31, 2013, are as follows:

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Trading Company	Trading Advisor

Morgan Stanley Smith Barney Altis I, LLC
(“Altis I, LLC”)	Altis Partners (Jersey) Limited
Morgan Stanley Smith Barney Aspect I, LLC
(“Aspect I, LLC”)	Aspect Capital Limited
Morgan Stanley Smith Barney BHM I, LLC
(“BHM I, LLC”)	Blenheim Capital Management, L.L.C.
Morgan Stanley Smith Barney Boronia I, LLC
(“Boronia I, LLC”)	Boronia Capital Pty. Ltd.
Morgan Stanley Smith Barney AHL I, LLC
(“AHL I, LLC”)	Man-AHL (USA) Ltd.
Morgan Stanley Smith Barney Kaiser I, LLC
(“Kaiser I, LLC”)	Kaiser Trading Group Pty. Ltd. (“Kaiser”)

The trading system style of each Trading Advisor is as follows:
Commodity Trading Advisor	Trading System Style

Altis Partners (Jersey) Limited	Systematic
Aspect Capital Limited	Systematic
Blenheim Capital Management, L.L.C.	Discretionary
Boronia Capital Pty. Ltd.	Systematic
Man-AHL (USA) Ltd.	Systematic
Kaiser Trading Group Pty. Ltd.	Systematic

Ceres Managed Futures LLC (“Ceres” or the “General Partner”), the general partner and commodity pool operator of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. (“Citigroup”).  Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup’s remaining interest in MSSBH. Morgan Stanley Wealth Management is a principal subsidiary of MSSBH. MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each a “Class” and collectively the “Classes”).   Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.   Class B and Class C Units are no longer being offered to new investors.

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

Effective January 2, 2013, Kaiser was added as a trading advisor to the Partnership.

2.  Related Party Transactions
Cash held by each Trading Company is on deposit in commodity brokerage accounts with Morgan Stanley.  Monthly, MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the Trading Companies’ accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

zero.  When the effective rate is less than zero, no interest is earned.  For purposes of such interest payments, daily funds do not include monies due to each Trading Company on Futures Interest that have not been received.  MS&Co. and Ceres will retain any excess interest not paid to the Trading Companies in permitted investments.

The Partnership pays monthly administrative fees and general partner fees to Ceres.  The Partnership pays to Morgan Stanley Wealth Management ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Financial Highlights for quarters ended March 31, 2013 and 2012 were as follows:
	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2013:	$ 1,031.36	$ 1,059.67	$ 1,088.75	$ 1,103.49	$ 1,149.28

NET OPERATING RESULTS:
Net investment loss	(8.42)	(7.32)	(6.14)	(5.52)	(3.57)
Net realized/unrealized gain	19.44	19.98	20.53	20.80	21.65
Net income	11.02	12.66	14.39	15.28	18.08

NET ASSET VALUE,
MARCH 31, 2013:	$ 1,042.38	$ 1,072.33	$ 1,103.14	$ 1,118.77	$ 1,167.36
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.27%	-2.76%	-2.26%	-2.00%	-1.24%
Partnership expenses (1) (2)	3.27%	2.76%	2.26%	2.00%	1.24%

TOTAL RETURN:	1.07%	1.19%	1.32%	1.38%	1.57%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 1,140.84	$ 1,166.26	$ 1,192.24	$ 1,205.34	$ 1,245.91

NET OPERATING RESULTS:
Net investment loss	(9.11)	(7.84)	(6.51)	(5.83)	(3.66)
Net realized/unrealized gain	4.66	4.74	4.83	4.89	5.02
Net income (loss)	(4.45)	(3.10)	(1.68)	(0.94)	1.36

NET ASSET VALUE,
MARCH 31, 2012:	$ 1,136.39	$ 1,163.16	$ 1,190.56	$ 1,204.40	$ 1,247.27
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.18%	-2.68%	-2.17%	-1.92%	-1.17%
Partnership expenses (1) (2)	3.18%	2.68%	2.17%	1.92%	1.17%

TOTAL RETURN:	-0.39%	-0.27%	-0.14%	-0.08%	0.11%

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

5.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the Financial Accounting Standards Board (“FASB”)’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments,  interest rates and credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2013
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	53,335,245	–	53,335,245
Investment in Altis I, LLC	–	30,927,534	–	30,927,534
Investment in Aspect I, LLC	–	25,692,987	–	25,692,987
Investment in AHL I, LLC	–	22,245,457	–	22,245,457
Investment in Boronia I, LLC	–	11,601,735	–	11,601,735
Investment in Kaiser I, LLC		9,591,652	–	9,591,652

December 31, 2012
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	60,469,759	–	60,469,759
Investment in Altis I, LLC	–	34,093,815	–	34,093,815
Investment in AHL I, LLC	–	31,866,973	–	31,866,973
Investment in Aspect I, LLC	–	29,322,751	–	29,322,751
Investment in Boronia I, LLC	–	12,952,476	–	12,952,476

During the period January 1, 2013 to March 31, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represent the net asset value of the Partnership’s pro rata share of each

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

At March 31, 2013, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 34.80%; Altis I, LLC 20.15%; AHL I, LLC 14.50%; Aspect I, LLC 16.75%; Boronia I, LLC  7.55%; and Kaiser I, LLC 6.25% of the total investments of the Partnership, respectively.

At December 31, 2012, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 35.85%; Aspect I, LLC 17.40%; Altis I, LLC 20.20%; Boronia I, LLC 7.65%; and AHL I, LLC 18.90% of the total investments of the Partnership, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three months ended March 31, 2013 and 2012, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	–	(1,828,991)	6,239,092	4,410,101
Altis I, LLC	–	(150,992)	1,040,571	889,579
Aspect I, LLC	–	(123,989)	773,679	649,690
AHL I, LLC	–	(146,744)	1,289,081	1,142,337

For the Three Months Ended March 31, 2012	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(10,662)	(2,179,897)	18,150,632	15,970,735
Altis I, LLC	2,484	(166,701)	(479,103)	(645,804)
AHL I, LLC	(1,296)	(256,881)	(1,185,136)	(1,442,017)
Aspect I, LLC	(735)	(297,050)	877,751	580,701
Boronia I, LLC	1,694	(269,991)	(21,872)	(291,863)

6.  Other Pronouncements
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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The guidance issued by FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

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

As of March 31, 2013, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 23.4%; Currency 18.6%; Equity 15.6%; and Commodity 42.4%.

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

As of March 31, 2013, approximately 89.15% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 10.85% is forward contracts which are off-exchange traded.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2013 and March 31, 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of March 31, 2013 and December 31, 2012, the allocations between the Trading Companies were as follows:
Trading Company	Allocation as of 3/31/2013	Allocation as of 12/31/2012

AHL I, LLC	14.50%	18.90%
Altis I, LLC	20.15%	20.20%
Aspect I, LLC	16.75%	17.40%
BHM I, LLC	34.80%	35.85%
Boronia I, LLC	7.55%	7.65%
Kaiser I, LLC	6.25%	–

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

For the Quarter Ended March 31, 2013
The Partnership recorded total realized/net change in unrealized appreciation on investments of $3,134,461 and expenses totaling $1,142,061, resulting in net income of $1,992,400 for the quarter ended March 31, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 3/31/13	NAV at 12/31/12

A	$1,042.38	$1,031.36
B	$1,072.33	$1,059.67
C	$1,103.14	$1,088.75
D	$1,118.77	$1,103.49
Z	$1,167.36	$1,149.28

During the first quarter, the Partnership posted a gain in net asset value per Unit as profits in currencies, stock indices, and metals offset losses in interest rates, energies, and agriculturals.

The most significant gains were achieved within the currency markets, primarily during January, from short positions in the Japanese yen versus the U.S. dollar, Canadian dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Within the global stock index markets, gains were recorded during January from long positions in Pacific Rim, U.S., and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Additional gains were experienced within this sector during March from long positions in U.S. and Asian equity index futures as prices advanced after U.S. jobless claims unexpectedly dropped and amid speculation the Bank of Japan would announce further stimulus measures. Gains were also achieved within the metals complex during January from long positions in platinum futures as prices increased on supply concerns. During March, long positions in palladium futures resulted in additional metals gains as prices rose amid speculative buying.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector during February from newly established short positions in European and U.S. fixed income futures as prices rose on uncertainty about political stability in Europe due to a stalemate in the Italian elections. Within the energy sector, losses were experienced during February from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and manufacturing in China expanded less than forecast and contracted in

Europe. Losses were also incurred within the agricultural complex, primarily during January, from short positions in coffee futures as prices advanced on speculation of smaller-than-expected production from Vietnam.

For the Quarter Ended March 31, 2012
The Partnership recorded total realized/net change in unrealized appreciation on investments of $996,138 and expenses totaling $1,550,462, resulting in a net loss of $554,324 for the quarter ended March 31, 2012.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 3/31/12	NAV at 12/31/11

A	$1,136.39	$1,140.84
B	$1,163.16	$1,166.26
C	$1,190.56	$1,192.24
D	$1,204.40	$1,205.34
Z	$1,247.27	$1,245.91

During the first quarter, the Partnership posted a loss in net asset value per Unit as losses in interest rates, currencies, metals, and agricultural offset profits in energies and stock indices.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of March 31, 2013, Altis I, LLC’s total capitalization was $34,544,595.  The Partnership owned approximately 90% of Altis I, LLC.

March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$689,064	1.99%

Interest Rate	539,667	1.56%

Equity	1,160,642	3.36%

Commodity	2,765,230	8.00%

Total	$5,154,603	14.91%

                                                       Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$1,090,904	$599,289	$885,195
Interest Rate	$1,365,410	$462,833	$858,925
Equity	$1,274,537	$515,686	$966,655
Commodity	$3,455,697	$1,764,044	$2,570,383
* Average of month-end VaR

As of March 31, 2013, Aspect I, LLC’s total capitalization was $27,950,687.  The Partnership owned approximately 92% of Aspect I, LLC.

March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$780,572	2.79%

Interest Rate	1,064,319	3.81%

Equity	861,817	3.08%

Commodity	1,315,208	4.71%

Total	$4,021,916	14.39%

                                                         Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$2,193,535	$631,055	$1,458,767
Interest Rate	$1,068,465	$216,251	$439,455
Equity	$1,238,616	$861,817	$985,434
Commodity	$1,429,714	$889,709	$1,212,443
* Average of month-end VaR

As of March 31, 2013, BHM I, LLC’s total capitalization was $382,607,074.  The Partnership owned approximately  14% of BHM I, LLC.

                                     March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$2,984,960	0.78%

Interest Rate	4,283,079	1.12%

Equity	1,612,318	0.42%

Commodity	18,935,451	4.95%

Total	$27,815,808	7.27%

                                            Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$2,984,960	$584,155	$1,489,818
Interest Rate	$6,444,482	$340,639	$4,285,664
Equity	$1,970,162	–	$1,115,470
Commodity	$20,919,781	$16,149,300	$18,079,506
* Average of month-end VaR

As of March 31, 2013, Boronia I, LLC’s total capitalization was $64,146,436. The Partnership owned approximately 18% of Boronia I, LLC.

                                       March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$765,227	1.19%

Interest Rate	2,599,697	4.05%

Equity	2,381,128	3.71%

Commodity	3,949,248	6.16%

Total	$9,695,300	15.11%

                                            Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$4,212,750	$251,044	$2,380,667
Interest Rate	$3,733,911	$258,654	$1,595,283
Equity	$5,076,611	$443,259	$2,540,429
Commodity	$4,896,991	$557,636	$3,378,150
* Average of month-end VaR

As of March 31, 2013, AHL I, LLC’s total capitalization was $24,176,484.  The Partnership owned approximately 92% of AHL I, LLC.

                                     March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,480,979	6.13%

Interest Rate	846,070	3.50%

Equity	872,731	3.61%

Commodity	728,598	3.01%

Total	$3,928,378	16.25%

                                            Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$3,812,072	$1,368,406	$2,257,080
Interest Rate	$1,570,321	$597,624	$789,780
Equity	$1,881,179	$700,642	$1,178,593
Commodity	$834,215	$476,237	$652,733
* Average of month-end VaR

As of March 31, 2013, Kaiser I, LLC’s total capitalization was $54,153,886. The Partnership owned approximately 18% of Kaiser I, LLC.

March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,480,299	2.73%

Interest Rate	1,325,797	2.45%

Equity	1,735,143	3.20%

Commodity	752,500	1.39%

Total	$5,293,739	9.77%

                                            Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$4,361,334	$59,272	$1,229,750
Interest Rate	$2,802,605	$2,475	$1,190,202
Equity	$5,056,226	$129,192	$1,663,162
Commodity	$752,500	–	$351,382
* Average of month-end VaR

As of December 31, 2012, Altis I, LLC’s total capitalization was $38,434,878.  The Partnership owned approximately 89% of Altis I, LLC.

                                        December 31, 2012
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

                                           December 31, 2012
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

                                         December 31, 2012
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

                                        December 31, 2012
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

                                        December 31, 2012
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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act) as of March 31, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2013.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for fiscal years 2012, 2011, 2010, 2009, and 2008.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since the Form 10-K:

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff's purchase of such certificates.  On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants' demurrers with respect to claims brought under the Securities Act, and overruled defendants' demurrers with respect to all other claims. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $356 million, and the certificates had incurred actual losses of approximately $1.7 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $356 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff's affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff's affiliates' clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff's purchase of such certificates.  On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants' motion to dismiss with respect to plaintiff's standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB's obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company's motion to dismiss the complaint and on  March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court's decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million.  The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff's purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $103 million and certain certificates had incurred actual losses of approximately $700,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $103 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the

Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs' purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date of November 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $122 million, and the certificates had incurred actual losses of approximately $55,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $122 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of NY. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $2.87 billion, and the certificates had incurred actual losses of approximately $54 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $2.87 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs' purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 23, 2013, defendants filed a motion to dismiss the amended complaint, which was denied on March 15, 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV.  On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through March 31, 2013 was $337,286,133 .  The Partnership received $2,317,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following charts set forth the purchases of redeemable Units by the Partnership.
Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class A
January 1, 2013 – January 31, 2013	(4,211.451)	1,066.55	N/A	N/A
February 1, 2013 – February 28, 2013	(1,823.981)	1,038.00	N/A	N/A
March 1, 2013 – March 31, 2013	(2,936.765)	1,042.38	N/A	N/A
	(8,972.197)	1,052.83

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class B
January 1, 2013 – January 31, 2013	(419.173)	1,096.27	N/A	N/A
February 1, 2013 – February 28, 2013	(679.716)	1,067.38	N/A	N/A
March 1, 2013 – March 31, 2013	(274.507)	1,077.33	N/A	N/A
	(1,373.396)	1,078.19

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class C
January 1, 2013 – January 31, 2013	(1,678.398)	1,126.81	N/A	N/A
February 1, 2013 – February 28, 2013	(1,359.167)	1,097.59	N/A	N/A
March 1, 2013 – March 31, 2013	–	–	N/A	N/A
	(3,037.565)	1,113.74

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class D
January 1, 2013 – January 31, 2013	–	–	N/A	N/A
February 1, 2013 – February 28, 2013	–	–	N/A	N/A
March 1, 2013 – March 31, 2013	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class Z
January 1, 2013 – January 31, 2013	(57.039)	1,190.41	N/A	N/A
February 1, 2013 – February 28, 2013	(130.000)	1,160.53	N/A	N/A
March 1, 2013 – March 31, 2013	(34.296)	1,167.36	N/A	N/A
	(221.335)	1,169.29

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

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.  EXHIBITS
10.1	Advisory Agreement among Morgan Stanley Managed Futures Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated April 30, 2007.

10.2	Amendment No. 1 to the Advisory Agreement among Morgan Stanley Smith Barney Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated March 1, 2012.

10.3	Amendment No. 2 to the Advisory Agreement among Morgan Stanley Smith Barney Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty., dated January 1, 2013.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Polaris Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 14, 2013	By:	/s/Damian George
Damian George
Chief Financial Officer and Director

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.