Form 10-Q
period 2013-09-30
Polaris Futures Fund L.P.
filed 2013-11-14
CIK 1428040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or

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

As of September 30, 2013, 78,661.059 Limited Partnership Class A Units were outstanding, 14,890.580 Limited Partnership Class B Units were outstanding, 15,825.997 Limited Partnership Class C Units were outstanding, 5,095.602 Limited Partnership Class D Units were outstanding, 3,106.995 Limited Partnership Class Z Units were outstanding.

POLARIS FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2013 and December 31, 2012	2

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 and 2012	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2013 and 2012	4

	Notes to Financial Statements	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30-45

Item 4.	Controls and Procedures	45-46

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47-58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Securities and Use of Proceeds	58-60

Item 4.	Mine Safety Disclosures	60

Item 6.	Exhibits	60-61

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

POLARIS FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	43,834,632	60,469,759
Investment in Altis I, LLC	27,476,873	34,093,815
Investment in Aspect I, LLC	19,721,074	29,322,751
Investment in Boronia I, LLC	11,741,563	12,952,476
Investment in AHL I, LLC	9,758,185	31,866,973
Investment in Kaiser I, LLC	9,492,711	–

Total Investments in Affiliated Trading Companies, at fair value (cost $142,256,607 and $188,455,666, respectively)	122,025,038	168,705,774

Total Assets	122,025,038	168,705,774

LIABILITIES

Redemptions payable	3,603,293	7,321,946

Total Liabilities	3,603,293	7,321,946

PARTNERS’ CAPITAL
Class A (78,661.059 and 100,367.279 Units, respectively)	77,711,660	103,514,417
Class B (14,890.580 and 18,803.813Units, respectively)	15,171,371	19,925,811
Class C (15,825.997 and 21,629.171Units, respectively)	16,629,458	23,548,722
Class D (5,095.602 and 8,745.602 Units, respectively)	5,436,990	9,650,670
Class Z (3,106.995 and 4,127.999 Units, respectively)	3,472,266	4,744,208

Total Partners’ Capital	118,421,745	161,383,828

Total Liabilities and Partners’ Capital	122,025,038	168,705,774

NET ASSET VALUE PER UNIT
Class A	987.93	1,031.36
Class B	1,018.86	1,059.67
Class C	1,050.76	1,088.75
Class D	1,066.99	1,103.49
Class Z	1,117.56	1,149.28

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	549,818	807,232	1,820,328	2,585,884
General Partner fees	330,845	484,022	1,097,416	1,551,882
Administrative fees	88,625	88,625	265,875	265,876

Total Expenses	969,288	1,379,879	3,183,619	4,403,642

NET INVESTMENT LOSS	(969,288)	(1,379,879)	(3,183,619)	(4,403,642)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Realized	(669,505)	645,952	(1,298,719)	2,042,779
Net change in unrealized depreciation
on investments	(3,217,282)	1,036,906	(481,677)	(7,954,800)

Total Realized/Net Change in Unrealized Depreciation on Investments	(3,886,787)	1,682,858	(1,780,396)	(5,912,021)

NET LOSS	(4,856,075)	302,979	(4,964,015)	(10,315,663)

NET LOSS ALLOCATION
Class A	(3,205,962)	97,448	(3,443,424)	(7,051,149)
Class B	(595,432)	50,713	(594,983)	(1,255,953)
Class C	(622,445)	91,918	(535,701)	(1,344,823)
Class D	(295,893)	34,463	(284,272)	(466,116)
Class Z	(136,343)	28,437	(105,635)	(197,622)

NET LOSS PER UNIT *
Class A	(38.23)	0.27	(43.43)	(59.95)
Class B	(38.11)	1.66	(40.81)	(57.11)
Class C	(37.94)	3.13	(37.99)	(54.10)
Class D	(37.83)	3.88	(36.50)	(52.52)
Class Z	(37.42)	6.27	(31.72)	(47.54)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	84,390.400	113,817.707	90,924.633	117,606.988
Class B	15,607.511	21,556.637	16,926.500	23,117.843
Class C	16,624.151	25,286.385	18,316.221	27,177.006
Class D	7,555.385	8,874.060	8,344.503	8,874.060
Class Z	3,646.111	4,171.345	3,942.311	4,198.065

*Based on the change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2012	103,514,417	19,925,811	23,548,722	9,650,670	4,744,208	161,383,828

Subscriptions	2,433,658	154,313	–	–	187,950	2,775,921

Net Loss	(3,443,424)	(594,983)	(535,701)	(284,272)	(105,635)	(4,964,015)

Redemptions	(24,792,991)	(4,313,770)	(6,383,563)	(3,929,408)	(1,354,257)	(40,773,989)

Partners’ Capital,
September 30, 2013	77,711,660	15,171,371	16,629,458	5,436,990	3,472,266	118,421,745

Partners’ Capital,
December 31, 2011	134,606,952	29,596,967	38,388,320	10,541,476	5,285,893	218,419,608

Subscriptions	12,204,885	819,500	1,000,000	154,836	190,509	14,369,730

Net Loss	(7,051,149)	(1,255,953)	(1,344,823)	(466,116)	(197,622)	(10,315,663)

Redemptions	(20,534,027)	(6,114,393)	(10,118,251)	(148,089)	(329,149)	(37,243,909)

Partners’ Capital,
September 30, 2012	119,226,661	23,046,121	27,925,246	10,082,107	4,949,631	185,229,766

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2012	100,367.279	18,803.813	21,629.171	8,745.602	4,127.999	153,673.864

Subscriptions	2,339.819	143.686	–	–	163.298	2,646.803

Redemptions	(24,046.039)	(4,056.919)	(5,803.174)	(3,650.000)	(1,184.302)	(38,740.434)

Ending Units,
September 30, 2013	78,661.059	14,890.580	15,825.997	5,095.602	3,106.995	117,580.233

Beginning Units,
December 31, 2011	117,989.188	25,377.597	32,198.395	8,745.602	4,242.591	188,553.373

Subscriptions	10,760.694	701.229	831.469	128.458	153.692	12,575.542

Redemptions	(18,445.504)	(5,300.652)	(8,494.055)	(128.458)	(265.989)	(32,634.658)

Ending Units,
September 30, 2012	110,304.378	20,778.174	24,535.809	8,745.602	4,130.294	168,494.257

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The financial statements of the Partnership have been prepared using the "Fund of Funds" approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total realized/net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of September 30, 2013 and December 31, 2012, the Partnership’s cash balances were zero.

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at September 30, 2013, are as follows:

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

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”).   Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.   Class B and Class C Units are no longer being offered to new investors.

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Financial Highlights for three and nine months ended September 30, 2013 and 2012 were as follows:

	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2013:	$ 1,026.16	$ 1,056.97	$ 1,088.70	$ 1,104.82	$ 1,154.98

NET OPERATING RESULTS:
Net investment loss	(8.29)	(7.24)	(6.11)	(5.51)	(3.63)
Net realized/unrealized loss	(29.94)	(30.87)	(31.83)	(32.32)	(33.79)
Net loss	(38.23)	(38.11)	(37.94)	(37.83)	(37.42)

NET ASSET VALUE,
SEPTEMBER 30, 2013:	$ 987.93	$ 1,018.86	$ 1,050.76	$ 1,066.99	$ 1,117.56
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.24%	-2.75%	-2.25%	-1.99%	-1.26%
Partnership expenses (1) (2)	3.24%	2.75%	2.25%	1.99%	1.26%

TOTAL RETURN:	-3.73%	-3.61%	-3.48%	-3.42%	-3.24%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2013:	$ 1,031.36	$ 1,059.67	$ 1,088.75	$ 1,103.49	$ 1,149.28

NET OPERATING RESULTS:
Net investment loss	(25.21)	(21.95)	(18.47)	(16.64)	(10.84)
Net realized/unrealized loss	(18.22)	(18.86)	(19.52)	(19.86)	(20.88)
Net loss	(43.43)	(40.81)	(37.99)	(36.50)	(31.72)

NET ASSET VALUE,
SEPTEMBER 30, 2013:	$ 987.93	$ 1,018.86	$ 1,050.76	$ 1,066.99	$ 1,117.56
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.25%	-2.75%	-2.25%	-2.00%	-1.25%
Partnership expenses (1) (2)	3.25%	2.75%	2.25%	2.00%	1.25%

TOTAL RETURN:	-4.21%	-3.85%	-3.49%	-3.31%	-2.76%

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2012:	$ 1,080.62	$ 1,107.49	$ 1,135.01	$ 1,148.94	$ 1,192.10

NET OPERATING RESULTS:
Net investment loss	(8.73)	(7.54)	(6.29)	(5.64)	(3.58)
Net realized/unrealized gain	9.00	9.20	9.42	9.52	9.85
Net gain	0.27	1.66	3.13	3.88	6.27

NET ASSET VALUE,
SEPTEMBER 30, 2012:	$ 1,080.89	$ 1,109.15	$ 1,138.14	$ 1,152.82	$ 1,198.37
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.17%	-2.67%	-2.17%	-1.92%	-1.18%
Partnership expenses (1) (2)	3.17%	2.67%	2.17%	1.92%	1.18%

TOTAL RETURN:	0.02%	0.15%	0.28%	0.34%	0.53%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 1,140.84	$ 1,166.26	$ 1,192.24	$ 1,205.34	$ 1,245.91

NET OPERATING RESULTS:
Net investment loss	(26.77)	(23.11)	(19.23)	(17.20)	(10.87)
Net realized/unrealized loss	(33.18)	(34.00)	(34.87)	(35.32)	(36.67)
Net loss	(59.95)	(57.11)	(54.10)	(52.52)	(47.54)

NET ASSET VALUE,
SEPTEMBER 30, 2012:	$ 1,080.89	$ 1,109.15	$ 1,138.14	$ 1,152.82	$ 1,198.37
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.18%	-2.68%	-2.18%	-1.93%	-1.17%
Partnership expenses (1) (2)	3.18%	2.68%	2.18%	1.93%	1.17%

TOTAL RETURN:	-5.25%	-4.90%	-4.54%	-4.36%	-3.82%

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses of off-exchange-traded forward currency options contracts are settled on an agreed upon settlement date.   However, the

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

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

September 30, 2013
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	43,834,632	–	43,834,632
Investment in Altis I, LLC	–	27,476,873	–	27,476,873
Investment in Aspect I, LLC	–	19,721,074	–	19,721,074
Investment in Boronia I, LLC	–	11,741,563	–	11,741,563
Investment in AHL I, LLC	–	9,758,185	–	9,758,185
Investment in Kaiser I, LLC	–	9,492,711	–	9,492,711

December 31, 2012
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	60,469,759	–	60,469,759
Investment in Altis I, LLC	–	34,093,815	–	34,093,815
Investment in AHL I, LLC	–	31,866,973	–	31,866,973
Investment in Aspect I, LLC	–	29,322,751	–	29,322,751
Investment in Boronia I, LLC	–	12,952,476	–	12,952,476

During the period January 1, 2013 to September 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At September 30, 2013, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 35.95%; Altis I, LLC 22.50%; AHL I, LLC 8.00%; Aspect I, LLC 16.15%; Boronia I, LLC 9.60%; and Kaiser I, LLC 7.80% of the total investments of the Partnership, respectively.

At December 31, 2012, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 35.85%; Aspect I, LLC 17.40%; Altis I, LLC 20.20%; Boronia I, LLC         7.65%; and AHL I, LLC 18.90% of the total investments of the Partnership, respectively.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2013 and 2012, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

For the Three Months Ended September 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(1,663,715)	18,270,087	16,606,372
Altis I, LLC	–	(146,840)	(3,801,146)	(3,947,986)
Aspect I, LLC	–	(103,760)	(1,548,281)	(1,652,041)

For the Nine Months Ended September 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(5,306,789)	11,380,596	6,073,807
Altis I, LLC	–	(450,202)	(1,331,474)	(1,781,676)
Aspect I, LLC	–	(352,514)	(1,367,561)	(1,720,075)
Boronia I, LLC	–	(3,220,183)	7,664,761	4,444,578

For the Three Months Ended September 30, 2012	Investment Loss	Net Investment Loss	Total Trading Results	Net (Income)Loss
	$	$	$	$
AHL I, LLC	–	(226,584)	618,035	391,451
Aspect I, LLC	–	(151,270)	(934,157)	(1,085,427)
BHM I, LLC	–	(1,923,755)	19,756,649	17,832,894
Altis I, LLC	–	(188,856)	(167,707)	(356,563)
Boronia I, LLC	–	(226,624)	111,549	(115,075)

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2012	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(48,368)	(6,242,475)	2,057,898	(4,184,577)
AHL I, LLC	(4,768)	(731,231)	(1,702,409)	(2,433,640)

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than disclosed below.

Effective October 31, 2013, Ceres terminated the advisory agreement dated as of May 4, 2011, among AHL I, LLC, the General Partner and Man-AHL (USA) Ltd. (“Man-AHL”), pursuant to which Man-AHL traded a portion of the Partnership’s net assets in Futures Interests.  Consequently, Man-AHL ceased all futures interest trading on behalf of AHL I, LLC (and, indirectly, the Partnership).  The General Partner has reallocated the net assets formerly allocated to Man-AHL among the remaining trading advisors of the Partnership.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2013, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 12.1%; Currency 19.7%; Equity 19.9%; and Commodity 48.3%.

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

As of September 30, 2013, approximately 85.2% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 14.8% is forward contracts which are off-exchange traded.

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

Off-Balance Sheet Arrangements and Contractual Obligations.  The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of September 30, 2013 and June 30, 2013, the allocations between the Trading Companies were as follows:
Trading Company	Allocation as of 9/30/2013	Allocation as of 6/30/2013

AHL I, LLC	8.00%	10.25%
Altis I, LLC	22.50%	22.40%
Aspect I, LLC	16.15%	16.80%
BHM I, LLC	35.95%	34.80%
Boronia I, LLC	9.60%	8.60%
Kaiser I, LLC	7.80%	7.15%

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

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(3,886,787) and expenses totaling $969,288, resulting in a net loss of $4,856,075 for the three months ended September 30, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/13	NAV at 6/30/13

A	987.93	$1,026.16
B	1,018.86	$1,056.97
C	1,050.76	$1,088.70
D	1,066.99	$1,104.82
Z	1,117.56	$1,154.98

During the third quarter, the Partnership posted a loss in net asset value per Unit as losses in metals, energies, global interest rates, currencies and global stock indices offset gains in agriculturals. The most significant losses were recorded within the metals sector from short positions in precious and industrial metals futures during August as industrial metals prices increased due to improving macro-economic data in China, while uncertainty over the fate of monetary stimulus programs in the U.S. bolstered the precious metals “safe haven” appeal. Further losses in metals were incurred in September from long positions in platinum futures. Additional losses were recorded in the energy sector during July and September from trading in crude oil and its distilled products futures. In July, losses were incurred from short heating oil and gasoil futures positions as new Middle East tensions, early month inventory draws, and favorable U.S. economic data all pushed crude oil and oil distillates prices higher. During September losses were incurred from long crude oil and gasoline futures as prices declined after tensions in the Mideast eased and amid concern of a shutdown of the U.S. government, which may reduce demand by the world’s largest oil consumer. In the global interest rate sector, losses were incurred primarily in September from short fixed income futures positions as prices rallied after European Central Bank President Mario Draghi announced that officials may consider injecting more stimulus into the banking system and after the U.S. Federal Reserve’s decision not to start tapering its quantitative easing program. Within the currency markets, losses were recorded in July and August from long positions in the euro versus the U.S. dollar as the relative value of the euro moved lower on speculation the U.S. would curtail its quantitative easing program. Smaller losses were also experienced in July and August from long futures positions in Asian Pacific stock indices as prices declined amid a strengthening Japanese yen, as resources shares slid after China’s industrial profit indicated a deepening slowdown and in reaction to a possible U.S. military engagement against the Syrian government. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the agriculturals sector during July and September from short soybean and corn futures positions as prices decreased due to favorable weather for planting and high crop yields.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(1,780,396) and expenses totaling $3,183,619, resulting in a net loss of $4,964,015 for the nine months ended September 30, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/13	NAV at 12/31/12

A	$987.93	$1,031.36
B	$1,018.86	$1,059.67
C	$1,050.76	$1,088.75
D	$1,066.99	$1,103.49
Z	$1,117.56	$1,149.28

During the first nine months of the year, the Partnership recorded a loss in net asset value per Unit as trading losses across the energy and global interest rate sectors were offset by trading gains in stock indices, metals, currencies and agriculturals. The most significant losses were incurred within the energy markets during February, June and September. During February, long futures positions in crude oil and its related products resulted in losses as prices fell sharply following news that the U.S. economy grew less than economists expected and manufacturing in China expanded less than forecast and contracted in Europe. Additional energy losses were experienced during June from short futures positions in crude oil and its related products as prices rose after the Syrian conflict spurred concern that the flow of supplies from the Middle East may be disrupted. In September, losses were recorded in the energy sector from long crude oil and gasoline futures as prices declined after tensions in the Mideast eased and concern of a shutdown of the U.S. government, which may reduce demand by the world’s largest oil consumer. Within the global interest rate sector, losses were experienced during February from short positions in European and U.S. fixed income futures as prices rose on uncertainty about political stability in Europe due to a stalemate in the Italian elections. During May, long positions in U.S. and European fixed income futures resulted in additional losses as prices moved lower following a positive U.S. employment report, a rise in German sentiment, and following comments by Federal Reserve Chairman Bernanke that the U.S. central bank may taper it bond buying program.  Additional losses were incurred in September from short fixed income futures positions as prices rallied after European Central Bank President Mario Draghi announced that officials may consider injecting more stimulus into the banking system and after the U.S. Federal Reserve’s decision not to start tapering its quantitative easing program. The Partnership’s losses during the first nine months of the year were offset by gains achieved within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Additional gains were recorded in this sector during April and May from long positions in U.S. and European equity index futures as prices rose after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated. Within the metals complex, gains were experienced in March through June from short positions in gold and silver futures as prices fell on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves and on speculation the U.S. Federal Reserve may scale back its monetary stimulus program. Within the currency markets, gains were achieved during January from short positions in the Japanese yen versus the U.S. dollar, Canadian dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Additional currency gains were recorded during May from short positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar declined after the Reserve Bank of Australia cut interest rates. Within the agricultural complex, gains were achieved during June, July and September from short soybean futures positions as prices decreased due to favorable weather for planting and high crop yields.

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

The most significant trading gains were achieved within the metals markets during August and September from long positions in palladium and platinum futures as prices climbed higher amid concern that continued labor-related violence at mines in South Africa will curb supplies. Within the agricultural complex, gains were recorded during July and September from long futures positions in the soybean complex and corn after prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output. Within the global interest rate sector, gains were experienced during July from long positions in European and U.S. fixed income futures as prices advanced after reports revealed a decline in German service industries and slower-than-forecast growth in U.S. payrolls, fueling concern that the global economic recovery is slowing. Additional gains were achieved within the currency markets during July from short positions in the euro versus the Australian dollar, British pound, and Canadian dollar as the value of the euro declined against most of its currency counterparts after European Central Bank President Mario Draghi said the euro-zone still faces risks after policy makers cut interest rates to a record low. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the energy markets during July from short futures positions in crude oil and its related products as prices advanced on concern that instability in the Middle East will disrupt energy supplies. Within the global stock index sector, losses were experienced during July from long positions in Pacific Rim equity index futures as prices fell throughout a majority of the month on concern Asian corporate earnings are weakening.

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

The most significant trading losses were incurred within the currency markets during March from long positions in the Australian dollar, South African rand, and New Zealand dollar versus the U.S. dollar as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Further currency losses were recorded during August from long positions in the Australian dollar versus the euro, British pound, and Canadian dollar as the value of the Australian dollar fell against these currencies amid concern that a slowdown in China, Australia’s biggest trading partner, would hamper growth. Within the metals markets, losses were experienced during March from long positions in palladium and aluminum futures as prices moved lower on speculation of reduced demand from China, the world’s biggest metals purchaser. Additional losses were recorded within the metals sector during May from long positions in palladium and platinum futures as prices fell on concern that Europe’s worsening debt crisis and a slowing U.S. recovery signal weaker demand for metals. Within the global stock index sector, losses were experienced during April and May from long positions in U.S., European, and Japanese equity index futures as prices declined amid an unexpected rise in the U.S. unemployment rate and weakening economic data from China and Europe. A portion of the Partnership’s losses during the first nine months of the year was offset by gains recorded within the global interest rate markets during April and May from long positions in European and U.S. fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern that central banks and politicians are failing to contain the European debt crisis. During July, long positions in European and U.S. fixed income futures resulted in gains as prices climbed higher on concern that the global economic recovery is slowing. Within the energy markets, gains were experienced during January from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced in this market sector during February from long futures positions in crude oil and its related products as prices increased on concerns over inventory levels and rising tensions in the Middle East.

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

Quantifying the Trading Companies’ Trading Value at Risk

The following quantitative disclosures regarding the Trading Companies’ market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of September 30, 2013, Altis I, LLC’s total capitalization was $30,511,007.  The Partnership owned approximately 90% of Altis I, LLC.

                        September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$659,934	2.16

Interest Rate	739,584	2.42

Equity	1,175,990	3.85

Commodity	2,967,325	9.73

Total	$5,542,833	18.16

           Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	904,593	469,142	683,040
Interest Rate	1,256,841	725,913	1,088,227
Equity	1,175,990	192,007	644,857
Commodity	3,692,461	611,643	3,256,201
* Average of month-end VaR.

As of September 30, 2013, Aspect I, LLC’s total capitalization was $21,545,988.  The Partnership owned approximately 92% of Aspect I, LLC.

                         September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$800,736	3.72

Interest Rate	646,241	3.00

Equity	839,947	3.90

Commodity	813,993	3.78

Total	$3,100,917	14.40

              Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	885,038	425,898	716,408
Interest Rate	910,406	452,755	653,946
Equity	839,947	272,249	527,864
Commodity	1,296,657	106,276	998,955
* Average of month-end VaR.

As of September 30, 2013, BHM I, LLC’s total capitalization was $342,286,050.  The Partnership owned approximately 13% of BHM I, LLC.

                      September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$2,520,738	0.74

Interest Rate	1,083,411	0.32

Equity	230,280	0.07

Commodity	29,834,757	8.72

Total	$33,669,186	9.85

                                      Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,520,738	–	801,502
Interest Rate	1,443,246	6,625	490,871
Equity	1,486,188	39,860	699,615
Commodity	32,101,957	2,319,518	28,987,182
* Average of month-end VaR.

As of September 30, 2013, Boronia I, LLC’s total capitalization was $60,339,342. The Partnership owned approximately 19% of Boronia I, LLC.

                                  September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$2,139,936	3.55

Interest Rate	479,812	0.80

Equity	2,147,815	3.56

Commodity	2,247,307	3.72

Total	$7,014,870	11.63

                                         Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	3,730,692	1,059,291	2,247,289
Interest Rate	3,815,651	402,139	1,443,451
Equity	3,726,192	657,967	2,073,424
Commodity	3,621,705	618,970	2,559,999
* Average of month-end VaR.

As of September 30, 2013, AHL I, LLC’s total capitalization was $10,671,591.  The Partnership owned approximately 91% of AHL I, LLC.

                               September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$782,753	7.33

Interest Rate	162,846	1.53

Equity	492,476	4.61

Commodity	259,795	2.43

Total	$1,697,870	15.90

                                      Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,556,974	535,067	1,131,290
Interest Rate	291,373	130,518	213,326
Equity	674,005	295,633	475,099
Commodity	684,362	53,069	537,235
* Average of month-end VaR.

As of September 30, 2013, Kaiser I, LLC’s total capitalization was $49,905,568. The Partnership owned approximately 19% of Kaiser I, LLC.

                      September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$2,425,682	4.86

Interest Rate	1,850,324	3.71

Equity	2,896,185	5.80

Commodity	258,430	0.52

Total	$7,430,621	14.89

                                         Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	5,404,277	305,142	1,367,336
Interest Rate	4,218,857	338,208	1,330,711
Equity	5,507,126	849,816	2,568,819
Commodity	1,479,103	38,500	543,031
* Average of month-end VaR.

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

* Average of month-end VaR.

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
* Average of month-end VaR.

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

* Average of month-end VaR.

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
* Average of month-end VaR.

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

* Average of month-end VaR.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2013.

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

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the Securities and Exchange Commission (“SEC”) that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter (“OTC”) swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules

432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and

Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through September 30, 2013 was $338,873,128.  The Partnership received $2,317,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.
Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
July 1, 2013 – July 31, 2013	(3,700.862)	1,021.46	N/A	N/A
August 1, 2013 – August 31, 2013	(3,084.020)	997.79	N/A	N/A
September 1, 2013 – September 30, 2013	(2,576.891)	987.93	N/A	N/A
	(9,361.773)	1,004.43

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
July 1, 2013 – July 31, 2013	–	–	N/A	N/A
August 1, 2013 – August 31, 2013	(205.138)	1,028.62	N/A	N/A
September 1, 2013 – September 30, 2013	(578.686)	1,018.86	N/A	N/A
	(783.824)	1,021.41

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C
July 1, 2013 – July 31, 2013	(1,129.254)	1,084.61	N/A	N/A
August 1, 2013 – August 31, 2013	(619.730)	1,060.39	N/A	N/A
September 1, 2013 – September 30, 2013	–	–	N/A	N/A
	(1,748.984)	1,076.03

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class D
July 1, 2013 – July 31, 2013	–	–	N/A	N/A
August 1, 2013 – August 31, 2013	(3,650.000)	1,076.55	N/A	N/A
September 1, 2013 – September 30, 2013	–	–	N/A	N/A
	(3,650.000)	1,076.55

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z
July 1, 2013 – July 31, 2013	(56.023)	1,151.61	N/A	N/A
August 1, 2013 – August 31, 2013	(148.000)	1,126.85	N/A	N/A
September 1, 2013 – September 30, 2013	(420.499)	1,117.56	N/A	N/A
	(624.522)	1,122.82

*
Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.  EXHIBITS
10.01	Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto dated as of November 12, 2013.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Polaris Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 14, 2013	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.