Form 10-Q
period 2014-06-30
Polaris Futures Fund L.P.
filed 2014-08-13
CIK 1428040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 or

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

As of June 30, 2014, 46,589.777 Limited Partnership Class A Units were outstanding, 8,381.877 Limited Partnership Class B Units were outstanding, 7,627.333 Limited Partnership Class C Units were outstanding, 3,072.942 Limited Partnership Class D Units were outstanding, 2,271.896 Limited Partnership Class Z Units were outstanding.

POLARIS FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2014 and December 31, 2013	2

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014 and 2013	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2014 and 2013	4

	Notes to Financial Statements	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-45

Item 4.	Controls and Procedures	45-46

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47-59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Securities and Use of Proceeds	59-61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61-62

Item 6.	Exhibits	62-63

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

POLARIS FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	24,847,640	41,594,514
Investment in Altis I, LLC	16,025,024	25,192,531
Investment in Boronia I, LLC	13,477,164	13,028,763
Investment in Aspect I, LLC	9,312,387	14,920,512
Investment in Kaiser I, LLC	–	9,956,991

Total Investments in Affiliated Trading Companies, at fair value (cost $71,804,607 and $120,346,382, respectively)	63,662,215	104,693,311

Receivable from Affiliated Trading Companies	9,752,257	–

Total Assets	73,414,472	104,693,311

LIABILITIES

Redemptions payable	2,231,818	5,420,050
Redemptions payable to affiliates	–	111,683

Total Liabilities	2,231,818	5,531,733

PARTNERS’ CAPITAL
Class A (46,589.777 and 64,765.171 Units, respectively)	47,787,749	64,998,638
Class B (8,381.877 and 12,653.002 Units, respectively)	8,899,665	13,112,357
Class C (7,627.333 and 11,494.307 Units, respectively)	8,383,408	12,299,982
Class D (3,072.942 and 5,095.602 Units, respectively)	3,436,109	5,540,411
Class Z (2,271.896 and 2,813.623 Units, respectively)	2,675,723	3,210,190

Total Partners’ Capital	71,182,654	99,161,578

Total Liabilities and Partners’ Capital	73,414,472	104,693,311

NET ASSET VALUE PER UNIT
Class A	1,025.71	1,003.60
Class B	1,061.78	1,036.30
Class C	1,099.13	1,070.09
Class D	1,118.18	1,087.29
Class Z	1,177.75	1,140.95

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	317,716	613,234	711,325	1,270,510
General Partner fees	189,396	370,411	423,885	766,571
Administrative fees	47,349	88,625	105,971	177,250

Total Expenses	554,461	1,072,270	1,241,181	2,214,331

NET INVESTMENT LOSS	(554,461)	(1,072,270)	(1,241,181)	(2,214,331)

NET REALIZED/CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Net realized loss	(4,565,683)	(86,687)	(5,200,148)	(629,214)
Net change in unrealized appreciation
(depreciation) on investments	9,443,893	(941,383)	7,510,679	2,735,605

Total Net Realized Loss/Change in Unrealized Appreciation (Depreciation) on Investments	4,878,210	(1,028,070)	2,310,531	2,106,391

NET INCOME (LOSS)	4,323,749	(2,100,340)	1,069,350	(107,940)

NET INCOME (LOSS) ALLOCATION
Class A	2,845,403	(1,430,173)	665,012	(237,462)
Class B	558,789	(244,387)	131,665	449(1)
Class C	487,903	(256,607)	113,439	86,744(1)
Class D	264,492	(121,988)	87,938	11,621
Class Z	167,162	(47,185)	71,296	30,708

NET INCOME (LOSS) PER UNIT *
Class A	57.15	(16.22)	22.11	(5.20)
Class B	60.40	(15.36)	25.48	(2.70) (1)
Class C	63.79	(14.44)	29.04	(0.05) (1)
Class D	65.54	(13.95)	30.89	1.33
Class Z	71.07	(12.38)	36.80	5.70

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	51,546.641	90,943.562	56,961.221	94,245.901
Class B	9,651.953	16,906.623	10,880.584	17,596.925
Class C	7,805.543	18,301.546	9,003.624	19,176.278
Class D	4,428.791	8,745.602	4,760.354	8,745.602
Class Z	2,468.421	3,986.248	2,625.266	4,092.865
*Based on the change in net asset value per Unit.

(1)
The increase in net income allocation, while incurring a net loss per unit for the six months ended June 30, 2013, is due to the timing of subscriptions and redemptions of units throughout the second quarter.

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2014 and 2013
 (Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2013	64,998,638	13,112,357	12,299,982	5,540,411	3,210,190	99,161,578

Subscriptions	803,785	–	–	–	–	803,785

Net Income	665,012	131,665	113,439	87,938	71,296	1,069,350

Redemptions	(18,679,686)	(4,344,357)	(4,030,013)	(2,192,240)	(605,763)	(29,852,059)

Partners’ Capital,
June 30, 2014	47,787,749	8,899,665	8,383,408	3,436,109	2,675,723	71,182,654

Partners’ Capital,
December 31, 2012	103,514,417	19,925,811	23,548,722	9,650,670	4,744,208	161,383,828

Subscriptions	1,906,647	154,313	–	–	187,950	2,248,910

Net Income (Loss)	(237,462)	449	86,744	11,621	30,708	(107,940)

Redemptions	(15,391,744)	(3,513,161)	(4,501,607)	–	(653,034)	(24,059,546)

Partners’ Capital,
June 30, 2013	89,791,858	16,567,412	19,133,859	9,662,291	4,309,832	139,465,252

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2013	64,765.171	12,653.002	11,494.307	5,095.602	2,813.623	96,821.705

Subscriptions	808.184	–	–	–	–	808.184

Redemptions	(18,983.578)	(4,271.125)	(3,866.974)	(2,022.660)	(541.727)	(29,686.064)

Ending Units,
June 30, 2014	46,589.777	8,381.877	7,627.333	3,072.942	2,271.896	67,943.825

Beginning Units,
December 31, 2012	100,367.279	18,803.813	21,629.171	8,745.602	4,127.999	153,673.864

Subscriptions	1,819.694	143.686	–	–	163.298	2,126.678

Redemptions	(14,684.266)	(3,273.095)	(4,054.190)	–	(559.780)	(22,571.331)

Ending Units,
June 30, 2013	87,502.707	15,674.404	17,574.981	8,745.602	3,731.517	133,229.211

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

1.  Organization
The Partnership was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments of the Trading Companies) through the Partnership’s investments in its affiliated trading companies (each, a “Trading Company” or collectively, the “Trading Companies”).

The Partnership invests substantially all of its assets in multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor (each, a “Trading Advisor” or collectively, the “Trading Advisors”) which makes investment decisions for each respective Trading Company.

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

The financial statements of the Partnership have been prepared using the "Fund of Funds" approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total net realized/change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of June 30, 2014 and December 31, 2013, the Partnership’s cash balances were zero.

The Trading Companies and their Trading Advisors for the Partnership at June 30, 2014, are as follows:

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

Effective June 30, 2014, Ceres terminated the advisory agreement among the General Partner, Kaiser Trading Group Pty. Ltd. and Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) pursuant to which Kaiser I, LLC traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, Kaiser I, LLC ceased all Futures Interests trading on behalf of the Trading Company (and, indirectly, the Partnership).

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Financial Highlights for three and six months ended June 30, 2014 and 2013 were as follows:

	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2014:	$ 968.56	$ 1,001.38	$ 1,035.34	$ 1,052.64	$ 1,106.68

NET OPERATING RESULTS:
Net investment loss	(7.94)	(6.95)	(5.89)	(5.30)	(3.50)
Net realized/unrealized gain	65.09	67.35	69.68	70.84	74.57
Net income	57.15	60.40	63.79	65.54	71.07

NET ASSET VALUE,
JUNE 30, 2014:	$ 1,025.71	$ 1,061.78	$ 1,099.13	$ 1,118.18	$ 1,177.75
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.26%	-2.76%	-2.26%	-2.00%	-1.25%
Partnership expenses (1) (2)	3.26%	2.76%	2.26%	2.00%	1.25%

TOTAL RETURN:	5.90%	6.03%	6.16%	6.23%	6.42%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2014:	$ 1,003.60	$ 1,036.30	$ 1,070.09	$ 1,087.29	$ 1,140.95

NET OPERATING RESULTS:
Net investment loss	(16.02)	(14.01)	(11.85)	(10.68)	(7.03)
Net realized/unrealized gain	38.13	39.49	40.89	41.57	43.83
Net income	22.11	25.48	29.04	30.89	36.80

NET ASSET VALUE,
JUNE 30, 2014:	$ 1,025.71	$ 1,061.78	$ 1,099.13	$ 1,118.18	$ 1,177.75
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.28%	-2.77%	-2.27%	-2.02%	-1.26%
Partnership expenses (1) (2)	3.28%	2.77%	2.27%	2.02%	1.26%

TOTAL RETURN:	2.20%	2.46%	2.71%	2.84%	3.23%

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2013:	$ 1,042.38	$ 1,072.33	$ 1,103.14	$ 1,118.77	$ 1,167.36

NET OPERATING RESULTS:
Net investment loss	(8.47)	(7.37)	(6.20)	(5.59)	(3.64)
Net realized/unrealized loss	(7.75)	(7.99)	(8.24)	(8.36)	(8.74)
Net loss	(16.22)	(15.36)	(14.44)	(13.95)	(12.38)

NET ASSET VALUE,
JUNE 30, 2013:	$ 1,026.16	$ 1,056.97	$ 1,088.70	$ 1,104.82	$ 1,154.98
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.25%	-2.75%	-2.25%	-1.99%	-1.24%
Partnership expenses (1) (2)	3.25%	2.75%	2.25%	1.99%	1.24%

TOTAL RETURN:	-1.56%	-1.43%	-1.31%	-1.25%	-1.06%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2013:	$ 1,031.36	$ 1,059.67	$ 1,088.75	$ 1,103.49	$ 1,149.28

NET OPERATING RESULTS:
Net investment loss	(16.90)	(14.69)	(12.34)	(11.12)	(7.21)
Net realized/unrealized gain	11.70	11.99	12.29	12.45	12.91
Net income (loss)	(5.20)	(2.70)	(0.05)	1.33	5.70

NET ASSET VALUE,
JUNE 30, 2013:	$ 1,026.16	$ 1,056.97	$ 1,088.70	$ 1,104.82	$ 1,154.98
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.26%	-2.76%	-2.25%	-2.00%	-1.24%
Partnership expenses (1) (2)	3.26%	2.76%	2.25%	2.00%	1.24%

TOTAL RETURN:	-0.50%	-0.25%	-0.01%	0.12%	0.50%

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3)	Terms that require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.   However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

5.  Fair Value Measurements and Disclosures
Financial instruments are carried at fair value, which is the price that would be received to sell an asset or

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2014
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	24,847,640	–	24,847,640
Investment in Altis I, LLC	–	16,025,024	–	16,025,024
Investment in Boronia I, LLC	–	13,477,164	–	13,477,164
Investment in Aspect I, LLC	–	9,312,387	–	9,312,387

December 31, 2013
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	41,594,514	–	41,594,514
Investment in Altis I, LLC	–	25,192,531	–	25,192,531
Investment in Aspect I, LLC	–	14,920,512	–	14,920,512
Investment in Boronia I, LLC	–	13,028,763	–	13,028,763
Investment in Kaiser I, LLC	–	9,956,991	–	9,956,991

During the period from January 1, 2014 to June 30, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At June 30, 2014, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 39.00%; Altis I, LLC 25.20%;  Aspect I, LLC 14.60%  and Boronia I, LLC 21.20% of the total investments of the Partnership, respectively.

At December 31, 2013, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 39.75%; Aspect I, LLC 14.25%; Altis I, LLC 24.05%; Boronia I, LLC  12.45%; and Kaiser I, LLC 9.50% of the total investments of the Partnership, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2014 and 2013, respectively, in accordance with Rule 3-09 of Regulation S-X:

POLARIS FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended June 30, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	–	(1,760,772)	32,554,765	30,793,993
Altis I, LLC	–	(75,196)	1,129,600	1,054,404
Boronia I, LLC	–	(1,279,054)	3,369,580	2,090,526

For the Six Months Ended June 30, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(3,347,787)	48,170,301	44,822,514
Altis I, LLC	–	(174,279)	(987,178)	(1,161,457)
Boronia I, LLC	–	(2,107,035)	4,116,309	2,009,274
Kaiser I, LLC	–	(868,868)	(5,469,979)	(6,338,847)

For the Three Months Ended June 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(1,814,083)	(13,128,583)	(14,942,666)
Altis I, LLC	–	(152,370)	1,429,101	1,276,731
Aspect I, LLC	–	(124,765)	(592,959)	(717,724)
AHL I, LLC	–	(111,291)	(1,190,509)	(1,301,800)
Boronia I, LLC	–	(1,623,230)	6,619,435	4,996,205
Kaiser I, LLC	–	(1,392,739)	5,502,270	4,109,531

For the Six Months Ended June 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(3,643,074)	(6,889,491)	(10,532,565)
Altis I, LLC	–	(303,362)	2,469,672	2,166,310
AHL I, LLC	–	(258,035)	98,572	(159,463)
Aspect I, LLC	–	(248,754)	180,720	(68,034)
Boronia I, LLC	–	(2,408,803)	7,018,033	4,609,230
Kaiser I, LLC	–	(1,913,887)	6,543,598	4,629,711

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

measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2014, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 8.43%; Currency 27.62%; Equity 17.45%; and Commodity 46.50%.

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

As of June 30, 2014, approximately 77.45% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 22.55% is forward contracts which are off-exchange-traded.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2014 and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of June 30, 2014 and March 31, 2014, the allocations between the Trading Companies were as follows:
Trading Company	Allocation as of 6/30/2014	Allocation as of 3/31/2014

BHM I, LLC	39.00%	36.10%
Altis I, LLC	25.20%	23.20%
Aspect I, LLC	14.60%	16.10%
Boronia I, LLC	21.20%	14.85%
Kaiser I, LLC	–	9.75%

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

For the Three and Six Months Ended June 30, 2014
The Partnership recorded total net realized loss/change in unrealized appreciation on investments of $4,878,210 and expenses totaling $554,461, resulting in net income of $4,323,749 for the three months  ended June 30, 2014.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/14	NAV at 3/31/14

A	$1,025.71	$968.56
B	$1,061.78	$1,001.38
C	$1,099.13	$1,035.34
D	$1,118.18	$1,052.64
Z	$1,177.75	$1,106.68

During the second quarter, the Partnership posted a gain in net asset value per Unit from trading profits in metals, stock indices, global interest rates, energies, currencies, and agriculturals. The most significant gains were experienced within the metals markets during April and May from long positions in palladium futures as prices increased after tensions between Russia and Ukraine raised concern of a possible supply disruption from Russia. Additional gains were achieved in this sector during June from long positions in copper futures as prices rallied during the second half of the month after a Purchasing Manager’s Index report in China indicated a resurgence of the Asian nation’s manufacturing base. Within the interest rate sector, gains were achieved throughout the majority of the second quarter from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Additional gains were recorded during May from long positions in U.S. Treasury futures as prices increased amid easing investor concern that the U.S. Federal Reserve would raise borrowing costs. In the energy complex, gains were achieved from long positions in crude oil futures as prices rallied during the first half of June due to concern that tensions in Iraq would curtail oil exports from OPEC’s second largest oil producer. Additional gains during June were recorded from long positions in gasoline futures as prices rallied after reports indicated U.S. gasoline demand was higher than previously estimated. Within the currency sector, gains were achieved during June from long British pound positions versus the U.S. dollar as the value of the pound increased after U.K. manufacturing output expanded and the Bank of England suggested that rates may start rising sooner than markets expected. Additional gains during May were achieved in this sector from short euro positions versus the U.S. dollar as the value of the euro declined after manufacturing and business confidence signaled uneven economic growth, bolstering bets on further European Central Bank stimulus. Within the agricultural markets, gains were recorded primarily during May from long positions in cocoa futures as prices moved higher as speculation mounted that global demand would far outstrip supplies coming to the market. Additional gains were achieved in this sector during June from long cattle futures positions as prices advanced as the U.S. cattle herd dwindled to record lows and demand for beef increased.

The Partnership recorded total net realized loss/change in unrealized appreciation on investments of $2,310,531 and expenses totaling $1,241,181, resulting in net income of $1,069,350 for the six months ended June 30, 2014.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/14	NAV at 12/31/13

A	$1,025.71	$1,003.60
B	$1,061.78	$1,036.30
C	$1,099.13	$1,070.09
D	$1,118.18	$1,087.29
Z	$1,177.75	$1,140.95

During the first six months of the year, the Partnership posted a gain in net asset value per Unit due to trading profits in metals, agriculturals, global stock indices, and energies.  These gains were partially offset by losses from trading in the global interest rate and currency sectors.  The most significant gains were achieved within the metals sector during the majority of the first half of the year from long positions in palladium futures as prices advanced on concern that sanctions against Russia, the world’s biggest supplier of the metal, would trim supplies. This supply threat coincided with a miners strike in South Africa, the world’s second-biggest palladium producer. Within the agricultural sector, gains were experienced during the first half of the year from long positions in cocoa futures as prices rallied after industry reports indicated that the global supply shortfall would continue for the foreseeable future. Additional gains were achieved in this sector during June from long cattle futures positions as prices advanced as the U.S. cattle herd dwindled to record lows and demand for beef increased. Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. consumer confidence and speculation the Federal Reserve would continue to support the U.S. economy. Additional gains were achieved in this sector during May from long positions in Asian, European, and U.S. equity index futures as prices advanced as global economic data met expectations, geopolitical risks eased, and investors speculated that central banks’ monetary policies would remain accommodative in the near future.  Within the energy sector, gains were experienced during June from long positions in crude oil futures as prices rallied on reports of declining U.S. crude oil stockpiles. Additional gains in the energy markets were recorded during February from long futures positions in crude oil and its related products as prices rose following signs of increased demand spurred by an improving U.S. economy. The Partnership’s trading gains for the first six months of the year were partially offset by trading losses within the global interest rate sector during January from short positions in U.K. Gilts and Canadian government bond futures as prices increased following low inflation figures in the U.K. and dovish comments from the Bank of Canada. Additional losses in this sector were incurred during March from long positions in European and U.S. fixed income futures as prices declined after U.S. Federal Reserve Chair Janet Yellen signaled that the central bank’s stimulus program may end this fall.  Within the currency sector, losses were incurred during the first quarter from long positions in the euro versus the U.S. dollar as the value of the euro declined after reports showed German industrial confidence during December was lower than previously forecast and as the U.S. dollar increased in value after the U.S. Federal Reserve continue to tighten monetary policy.  Additional losses were recorded from both long and short positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency fluctuated on speculation the Reserve Bank of Australia would change interest rates.

For the Three and Six Months Ended June 30, 2013
The Partnership recorded total net realized loss/net change in unrealized depreciation on investments of $(1,028,070) and expenses totaling $1,072,270, resulting in a net loss of $2,100,340 for the three months ended June 30, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/13	NAV at 3/31/13

A	$1,026.16	$1,042.38
B	$1,056.97	$1,072.33
C	$1,088.70	$1,103.14
D	$1,104.82	$1,118.77
Z	$1,154.98	$1,167.36

During the second quarter, the Partnership posted a loss in net asset value per Unit as losses in energies and agriculturals offset gains in metals, stock indices, currencies, and interest rates. The most significant losses were incurred within the energy complex during May from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Additional energy losses were experienced during June from short futures positions in crude oil and its related products as prices rose after the Syrian conflict spurred concern that the flow of supplies from the Middle East may be disrupted. Within the agricultural complex, losses were experienced during May from short positions in soybean futures as prices advanced amid planting delays in the U.S. and sustained demand from China. The Partnership’s losses for the quarter were offset by gains achieved within the metals sector throughout the majority of the quarter from short positions in gold and silver futures as prices fell on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves and on speculation the U.S. Federal Reserve may scale back its monetary stimulus program. Within the global stock index markets, gains were experienced during April and May from long positions in U.S. and
European equity index futures as prices rose after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated. Within the currency markets, gains were recorded during May from short positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar declined on weak manufacturing data in China. Meanwhile, gains were achieved within the global interest rate sector during April from long positions in U.S., European, and Japanese fixed income futures as prices moved higher after a government report showed the U.S. economy grew at a slower pace than forecast during the first quarter and on concern Europe will struggle to contain its sovereign debt crisis.

The Partnership recorded total net realized loss/net change in unrealized appreciation on investments of $2,106,391 and expenses totaling $2,214,331, resulting in a net loss of $107,940 for the six months ended June 30, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

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

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities.  These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts and forward currency options contracts are settled daily through variation margin.  Gains and losses on off-exchange-
traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.

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

Quantifying the Trading Companies’ Trading Value at Risk

The following quantitative disclosures regarding the Trading Companies’ market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of June 30, 2014, Altis I, LLC’s total capitalization was $18,137,703.  The Partnership owned approximately 88% of Altis I, LLC.
June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$584,948	3.23%

Interest Rate	151,069	0.83%

Equity	1,007,582	5.56%

Commodity	1,488,908	8.21%

Total	$3,232,507	17.83%

           Three Months Ended June 30, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$584,948	$236,018	$359,060
Interest Rate	$460,011	$85,373	$269,173
Equity	$1,007,582	$549,877	$785,764
Commodity	$2,147,962	$1,460,608	$1,714,369
* Average of month-end VaR.

As of June 30, 2014, Aspect I, LLC’s total capitalization was $10,528,637.  The Partnership owned approximately 88% of Aspect I, LLC.

June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$610,102	5.79%

Interest Rate	354,501	3.37%

Equity	297,527	2.83%

Commodity	294,672	2.80%

Total	$1,556,802	14.79%

              Three Months Ended June 30, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$960,539	$600,905	$767,924
Interest Rate	$439,402	$288,443	$361,748
Equity	$511,440	$291,180	$372,594
Commodity	$575,962	$253,988	$397,122
* Average of month-end VaR.

As of June 30, 2014, BHM I, LLC’s total capitalization was $307,656,163.  The Partnership owned approximately  8% of BHM I, LLC.

June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$2,695,022	0.88%

Interest Rate	279,290	0.09%

Equity	1,701,473	0.55%

Commodity	30,469,024	9.90%

Total	$35,144,809	11.42%

   Three Months Ended June 30, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$3,104,822	$122,650	$2,167,849
Interest Rate	$1,084,042	$20,768	$378,044
Equity	$3,610,669	$1,439,980	$3,112,692
Commodity	$37,566,624	$19,951,586	$28,861,818
* Average of month-end VaR.

As of June 30, 2014, Boronia I, LLC’s total capitalization was $65,939,351.  The Partnership owned approximately 20% of Boronia I, LLC.

June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$7,882,371	11.95%

Interest Rate	2,011,355	3.05%

Equity	2,598,304	3.94%

Commodity	3,936,795	5.97%

Total	$16,428,825	24.91%

   Three Months Ended June 30, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$11,301,501	$1,545,741	$4,379,652
Interest Rate	$4,575,274	$1,060,641	$2,198,037
Equity	$5,830,521	$1,869,301	$3,862,086
Commodity	$5,949,111	$1,782,819	$3,521,782
* Average of month-end VaR.

The Partnership terminated trading in Kaiser I, LLC as of June 30, 2014.

   Three Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$4,645,254	–	$1,875,622
Interest Rate	$2,833,892	–	$1,417,553
Equity	$6,328,364	–	$2,404,481
Commodity	$953,135	–	$334,052
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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2014.

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

The following information supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association (“NFA”).

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through June 30, 2014 was $340,053,774.  The Partnership received $2,317,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.
Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
April 1, 2014 – April 30, 2014	(3,811.263)	970.11	N/A	N/A
May 1, 2014 – May 31, 2014	(3,065.451)	995.21	N/A	N/A
June 1, 2014 – June 30, 2014	(1,679.628)	1,025.71	N/A	N/A
	(8,556.342)	990.02

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
April 1, 2014 – April 30, 2014	(827.577)	1,003.40	N/A	N/A
May 1, 2014 – May 31, 2014	(772.543)	1,029.78	N/A	N/A
June 1, 2014 – June 30, 2014	(479.390)	1,061.78	N/A	N/A
	(2,079.510)	1,026.66

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C
April 1, 2014 – April 30, 2014	(540.570)	1,037.86	N/A	N/A
May 1, 2014 – May 31, 2014	–	–	N/A	N/A
June 1, 2014 – June 30, 2014	–	–	N/A	N/A
	(540.570)	1,037.86

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class D
April 1, 2014 – April 30, 2014	–	–	N/A	N/A
May 1, 2014 – May 31, 2014	(2,022.660)	1,083.84	N/A	N/A
June 1, 2014 – June 30, 2014	–	–	N/A	N/A
	(2,022.660)	1,083.84

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z
April 1, 2014 – April 30 2014	(327.169)	1,110.30	N/A	N/A
May 1, 2014 – May 31, 2014	(132.273)	1,140.88	N/A	N/A
June 1, 2014 – June 30, 2014	–	–	N/A	N/A
	(459.442)	1,119.10

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s General Partner is managed by a board of directors.

Effective July 11, 2014, Ms. Alice Lonero no longer serves as Chief Financial Officer of the General Partner.

Effective July 14, 2014, Mr. Steven Ross was appointed Chief Financial Officer of the General Partner.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014.  Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley.  Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley.  Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co.  From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms.  Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997.  Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Item 6.  EXHIBITS
10.01	Alternative Investment Placement Agent Agreement, dated as Of October 1, 2014, by among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Polaris Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 13, 2014	By:	/s/Steven Ross
Steven Ross
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.