Form 10-Q
period 2015-03-31
Polaris Futures Fund L.P.
filed 2015-05-13
CIK 1428040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2015, 40,819.369 Limited Partnership Class A Units were outstanding, 7,160.227 Limited Partnership Class B Units were outstanding, 6,944.540 Limited Partnership Class C Units were outstanding, 3,072.942 Limited Partnership Class D Units were outstanding, and 1,353.038 Limited Partnership Class Z Units were outstanding.

POLARIS FUTURES FUND L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POLARIS FUTURES FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (Unaudited)	December 31, 2014
	$	$
ASSETS

Investments in Affiliated Trading Companies:
Investment in Boronia I, LLC	24,492,010	20,866,487
Investment in BHM I, LLC	16,620,159	19,943,769
Investment in Altis I, LLC	15,554,668	16,029,791
Investment in Aspect I, LLC	12,022,753	11,807,221

Total Investments in Affiliated Trading Companies, at fair value (cost $67,808,352 and $69,876,038, respectively)	68,689,590	68,647,268

Total Assets	68,689,590	68,647,268

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable to Limited Partners	1,961,716	1,227,643
Redemptions payable to General Partner	25,056	—

Total Liabilities	1,986,772	1,227,643

Partners’ Capital:
Class A (40,819.369 and 41,087.076 Units, respectively)	44,845,575	44,556,904
Class B (7,160.227 and 7,618.551 Units, respectively)	8,173,402	8,573,625
Class C (6,944.540 and 7,627.333 Units, respectively)	8,236,649	8,907,494
Class D (3,072.942 and 3,072.942 Units, respectively)	3,714,784	3,655,437
Class Z (1,353.038 and 1,372.607 Units, respectively)	1,732,408	1,726,165

Total Partners’ Capital	66,702,818	67,419,625

Total Liabilities and Partners’ Capital	68,689,590	68,647,268

NET ASSET VALUE PER UNIT
Class A	1,098.63	1,084.45
Class B	1,141.50	1,125.36
Class C	1,186.06	1,167.84
Class D	1,208.87	1,189.56
Class Z	1,280.38	1,257.58

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	$	$
EXPENSES
Ongoing Placement Agent fees	289,659	393,609
General Partner fees	171,782	234,489
Administrative fees	42,945	58,622

Total Expenses	504,386	686,720

NET INVESTMENT LOSS	(504,386)	(686,720)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized loss on investments	(665,162)	(634,465)
Net change in unrealized appreciation (depreciation) on investments	2,110,008	(1,933,214)

Total Net Realized and Unrealized Gain (Loss) on Investments	1,444,846	(2,567,679)

NET INCOME (LOSS)	940,460	(3,254,399)

NET INCOME (LOSS) ALLOCATION
Class A	587,135	(2,180,391)
Class B	123,691	(427,124)
Class C	138,988	(374,464)
Class D	59,347	(176,554)
Class Z	31,299	(95,866)

NET INCOME (LOSS) PER UNIT*
Class A	14.18	(35.04)
Class B	16.14	(34.92)
Class C	18.22	(34.75)
Class D	19.31	(34.65)
Class Z	22.80	(34.27)

	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Class A	41,289.841	62,437.963
Class B	7,580.662	12,122.867
Class C	7,627.333	10,215.017
Class D	3,072.942	5,095.602
Class Z	1,372.608	2,783.853

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital, December 31, 2014	44,556,904	8,573,625	8,907,494	3,655,437	1,726,165	67,419,625

Subscriptions	1,159,703	—	—	—	—	1,159,703

Net Income	587,135	123,691	138,988	59,347	31,299	940,460

Redemptions	(1,458,167)	(523,914)	(809,833)	—	(25,056)	(2,816,970)

Partners’ Capital, March 31, 2015	44,845,575	8,173,402	8,236,649	3,714,784	1,732,408	66,702,818

Partners’ Capital, December 31, 2013	64,998,638	13,112,357	12,299,982	5,540,411	3,210,190	99,161,578

Subscriptions	743,662	—	—	—	—	743,662

Net Loss	(2,180,391)	(427,124)	(374,464)	(176,554)	(95,866)	(3,254,399)

Redemptions	(10,208,763)	(2,209,409)	(3,468,977)	—	(91,600)	(15,978,749)

Partners’ Capital, March 31, 2014	53,353,146	10,475,824	8,456,541	5,363,857	3,022,724	80,672,092

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units, December 31, 2014	41,087.076	7,618.551	7,627.333	3,072.942	1,372.607	60,778.509

Subscriptions	1,051.117	—	—	—	—	1,051.117

Redemptions	(1,318.824)	(458.324)	(682.793)	—	(19.569)	(2,479.510)

Ending Units, March 31, 2015	40,819.369	7,160.227	6,944.540	3,072.942	1,353.038	59,350.116

Beginning Units, December 31, 2013	64,765.171	12,653.002	11,494.307	5,095.602	2,813.623	96,821.705

Subscriptions	747.273	—	—	—	—	747.273

Redemptions	(10,427.236)	(2,191.615)	(3,326.404)	—	(82.285)	(16,027.540)

Ending Units, March 31, 2014	55,085.208	10,461.387	8,167.903	5,095.602	2,731.338	81,541.438

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1.	Organization

Polaris Futures Fund L.P. (the “Partnership”) was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 5. Financial Instruments of the Trading Companies) through the Partnership’s investments in its affiliated trading companies (each, a “Trading Company” or collectively, the “Trading Companies”).

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

The Trading Companies, their Trading Advisors and their trading system styles for the Partnership at March 31, 2015, are as follows:

Trading Company	Trading Advisor	Trading System Style

Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”)	Altis Partners (Jersey) Limited (“Altis”)	Systematic
Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”)	Aspect Capital Limited (“Aspect”)	Systematic
Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”)	Blenheim Capital Management, L.L.C. (“Blenheim”)	Discretionary
Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”)	Boronia Capital Pty. Ltd. (“Boronia”)	Systematic

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership. Class B and Class C Units are no longer being offered to new investors, but continue to be offered to existing Class B and Class C investors.

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

Effective January 1, 2015, the monthly management fee paid indirectly by the Partnership to Boronia, the trading advisor of Boronia I, LLC, was reduced from 1/12th of (i) 3.0% (if the beginning net assets is less than or equal to $60 million); (ii) 1.875% (if the beginning net assets is greater than $60 million and less than or equal to $120 million); or (iii) 1.50% (if the beginning net assets is greater than $120 million), based on Boronia I, LLC’s beginning net assets plus additions less withdrawals (as of the beginning of the month) to 1/12th of 1.5% (a 1.5% annual rate) of the net assets allocated to Boronia as of the first day of each month.

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2015 and December 31, 2014 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014, Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Use of Estimates: The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Partnership’s Investments: The Partnership’s investments in affiliated Trading Companies reflected on the Statements of Financial Condition represent the Partnership’s pro rata share of the net asset value of each Trading Company. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”, as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in affiliated Trading Companies on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946, “Financial Services – Investment Companies” as of the Partnership’s reporting date. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interests, management fees, incentive fees, and other expenses), determined in accordance with GAAP.

Affiliated Trading Companies’ Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. Realized gains and losses from withdrawals from the Trading Companies are determined based on specific identification methods. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. As of March 31, 2015 and December 31, 2014, the Partnership’s cash balances were zero.

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on management’s assessment, the Partnership has been deemed to be an investment company since inception.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. Management has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per Unit is calculated in accordance with investment company guidance. See Note 4. Financial Highlights.

Recent Accounting Pronouncements: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in ASC 820-10-50-6A only for investments for which they elect to use the net asset value practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. Management is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

3.	Related Party Transactions

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

4.	Financial Highlights

Financial highlights for each Class of Units for the three months ended March 31, 2015 and 2014 were as follows:

	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2015:	$1,084.45	$1,125.36	$1,167.84	$1,189.56	$1,257.58

NET OPERATING RESULTS:
Net investment loss	(8.95)	(7.87)	(6.68)	(6.05)	(4.00)
Net realized/unrealized gain	23.13	24.01	24.90	25.36	26.80

Net income	14.18	16.14	18.22	19.31	22.80

NET ASSET VALUE, MARCH 31, 2015:	$1,098.63	$1,141.50	$1,186.06	$1,208.87	$1,280.38

RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	(3.30)%	(2.79)%	(2.28)%	(2.03)%	(1.27)%
Partnership expenses (1) (2)	3.30%	2.79%	2.28%	2.03%	1.27%

TOTAL RETURN:	1.31%	1.43%	1.56%	1.62%	1.81%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2014:	$1,003.60	$1,036.30	$1,070.09	$1,087.29	$1,140.95

NET OPERATING RESULTS:
Net investment loss	(8.06)	(7.04)	(5.95)	(5.38)	(3.53)
Net realized/unrealized loss	(26.98)	(27.88)	(28.80)	(29.27)	(30.74)

Net loss	(35.04)	(34.92)	(34.75)	(34.65)	(34.27)

NET ASSET VALUE, MARCH 31, 2014:	$968.56	$1,001.38	$1,035.34	$1,052.64	$1,106.68

RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	(3.29)%	(2.79)%	(2.28)%	(2.03)%	(1.27)%
Partnership expenses (1) (2)	3.29%	2.79%	2.28%	2.03%	1.27%

TOTAL RETURN:	(3.49)%	(3.37)%	(3.25)%	(3.19)%	(3.00)%

(1)	Annualized
(2)	Does not include investment income and the expenses of the Trading Companies in which the Partnership invests.

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for each Class of Units using share of income, expenses and average net assets of the Partnership and excludes the income and expenses of the Trading Companies.

5.	Financial Instruments of the Trading Companies

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

The Trading Companies may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of specific Futures Interests on the underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the fair value of the Futures Interests on the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Trading Companies’ Statements of Financial Condition. The difference between the fair value of an option and the premiums received/premiums paid is treated as an unrealized gain or loss within the Trading Companies’ Statements of Income and Expenses.

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

POLARIS FUTURES FUND L.P.

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

6.	Fair Value Measurements

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

Transfers between levels are recognized at the end of the reporting period. During the three months ended March 31, 2015, and the twelve months ended December 31, 2014, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2015

Assets	Level 1	Level 2	Level 3	Total
		$		$
Investment in Boronia I, LLC	—	24,492,010	—	24,492,010
Investment in BHM I, LLC	—	16,620,159	—	16,620,159
Investment in Altis I, LLC	—	15,554,668	—	15,554,668
Investment in Aspect I, LLC	—	12,022,753	—	12,022,753

December 31, 2014

Assets	Level 1	Level 2	Level 3	Total
		$		$
Investment in Boronia I, LLC	—	20,866,487	—	20,866,487
Investment in BHM I, LLC	—	19,943,769	—	19,943,769
Investment in Altis I, LLC	—	16,029,791	—	16,029,791
Investment in Aspect I, LC	—	11,807,221	—	11,807,221

At March 31, 2015, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 24.20%; Aspect I, LLC 17.50%; Altis I, LLC 22.65%; and Boronia I, LLC 35.65% of the total investments of the Partnership, respectively.

At December 31, 2014, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 29.05%; Aspect I, LLC 17.20%; Altis I, LLC 23.35%; and Boronia I, LLC 30.40% of the total investments of the Partnership, respectively.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three months ended March 31, 2015 and 2014, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the Three Months Ended March 31, 2015	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	—	(1,348,364)	(20,958,115)	(22,306,479)
Altis I, LLC	—	(75,782)	1,919,810	1,844,028
Aspect I, LLC	—	(311,678)	1,343,697	1,032,019
Boronia I, LLC	—	(2,065,567)	5,688,428	3,622,861

For the Three Months Ended March 31, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	—	(1,587,015)	15,615,536	14,028,521
Altis I, LLC	—	(99,083)	(2,116,778)	(2,215,861)
Aspect I, LLC	—	(72,069)	(831,696)	(903,765)
Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”)	—	(509,701)	(6,943,118)	(7,452,819)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Trading Companies as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 is shown in the following tables.

	March 31, 2015		For the three months ended March 31, 2015
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
Boronia I, LLC	36.7	24,492,010	715,820	87,590	178,955	—	Commodity Portfolio	Monthly
BHM I, LLC	24.9	16,620,159	(1,818,146)	92,866	—	—	Commodity Portfolio	Monthly
Altis I, LLC	23.3	15,554,668	1,635,052	47,358	—	—	Commodity Portfolio	Monthly
Aspect I, LLC	18.0	12,022,753	912,120	42,973	228,030	—	Commodity Portfolio	Monthly

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

	December 31, 2014		For the three months ended March 31, 2014
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
Boronia I, LLC	31.0	20,866,487	(2,510)	61,710	—	—	Commodity Portfolio	Monthly
BHM I, LLC	29.6	19,943,769	1,657,812	175,053	—	—	Commodity Portfolio	Monthly
Altis I, LLC	23.8	16,029,791	(1,995,842)	66,003	—	—	Commodity Portfolio	Monthly
Aspect I, LLC	17.5	11,807,221	(813,238)	54,150	—	—	Commodity Portfolio	Monthly
Kaiser I, LLC	—	—	(1,413,901)	49,045	—	—	Commodity Portfolio	Monthly

7.	Subsequent Events

Management of the Partnership performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 7.49%; Currency 10.86%; Equity 11.79%; and Commodity 69.86%.

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

As of March 31, 2015, approximately 86.60% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 13.40% is forward contracts which are off-exchange-traded.

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

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership’s operations for the three months ended March 31, 2015 and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

As of March 31, 2015 and December 31, 2014, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 3/31/2015	Allocation as of 12/31/2014

Altis I, LLC	22.65%	23.35%
Aspect I, LLC	17.50%	17.20%
BHM I, LLC	24.20%	29.05%
Boronia I, LLC	35.65%	30.40%

The Partnership’s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Trading Companies’ Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investments” for open contracts, and recorded as “Net realized” when open positions are closed out. The sum of these amounts constitutes the Trading Companies trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.

Management of Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three Months Ended March 31, 2015

The Partnership recorded total net realized and unrealized gain on investments of $1,444,846 and expenses totaling $504,386, resulting in net income of $940,460 for the three months ended March 31, 2015. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 3/31/15	NAV at 12/31/14

A	$1,098.63	$1,084.45
B	$1,141.50	$1,125.36
C	$1,186.06	$1,167.84
D	$1,208.87	$1,189.56
Z	$1,280.38	$1,257.58

During the first quarter, the Partnership posted a gain in net asset value per Unit as trading gains in currencies, global interest rates, agriculturals, and stock indices more than offset losses from trading in metals and energies. The most significant gains were achieved within the currency sector during the first quarter from short euro positions versus the U.S. dollar as the value of the euro decreased due to an unprecedented economic stimulus program introduced by the European Central Bank. Short positions in the Canadian dollar versus the U.S. dollar were also profitable during January after the Bank of Canada unexpectedly cut interest rates. In the global interest rate sector, gains were recorded primarily during January from long European and Canadian fixed income futures positions as prices advanced after the central banks in both the European Union and Canada announced stimulus measures to combat widespread deflationary concerns and slowing economic growth. Long positions in U.S. Treasury note futures also recorded gains as prices advanced after falling crude oil prices dampened inflationary concerns and decreased the urgency for the U.S. Federal Reserve to increase interest rates. Gains within the agricultural sector were recorded during February from long cocoa futures positions as prices moved higher on weather related concerns in West Africa. These gains were mitigated by losses from trading cocoa futures during January and March. Additional gains were recorded in the agricultural sector from short position in coffee as prices decreased amid improving weather in Brazil, which boosted prospects for a larger harvest. Within the stock index sector, gains were experienced during February and March from long positions in European and Asian Pacific index futures positions as prices were supported by the European Central Bank’s asset purchasing program and the expectation that China’s government would loosen its monetary policy. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals sector during February and March from long positions in nickel and tin futures as prices declined amid concern of slowing industrial demand from China. Additional losses were experienced from long positions in palladium futures as prices fell sharply on weakening demand from China and a strengthening U.S. dollar eroding demand for the metal. Within the energy sector, losses were incurred during February from short futures positions in crude oil and its related products as signs of falling oil production, refinery disruptions, and cold weather helped drive prices higher.

For the Three Months Ended March 31, 2014

The Partnership recorded total net realized and unrealized depreciation on investments of $2,567,679 and expenses totaling $686,720, resulting in a net loss of $3,254,399 for the three months ended March 31, 2014. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 3/31/14	NAV at 12/31/13

A	$968.56	$1,003.60
B	$1,001.38	$1,036.30
C	$1,035.34	$1,070.09
D	$1,052.64	$1,087.29
Z	$1,106.68	$1,140.95

During the first quarter, the Partnership posted a loss in net asset value per Unit as losses in global interest rates, currencies, stock indices, and energies more than offset gains in agriculturals and metals. The most significant losses were recorded within the global interest rates sector in January from short positions in U.K. Gilts and Canadian government bond futures as prices increased following low inflation figures in the U.K. and dovish comments from the Bank of Canada. Additional losses in this sector were incurred during March from long futures positions as prices of European and U.S. fixed income futures declined after U.S. Federal Reserve Chair Janet Yellen signaled that the central bank’s stimulus program might end this fall. Within the currency sector, losses were incurred in the first quarter from long positions in the euro versus the U.S. dollar as the value of the euro declined after reports showed German industrial confidence during December was lower than previously forecast and as the U.S. dollar increased in value after the U.S. Federal Reserve continued to tighten monetary policy. Additional losses were recorded from positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency fluctuated on speculation the Reserve Bank of Australia would change interest rates. Losses within the global stock index sector were recorded during January from long positions in U.S., European, and Asian equity index futures as prices declined following softer-than-expected economic data in the U.S. and China, along with political and economic headwinds facing emerging markets. Additional losses in this sector were incurred during March from long equity index futures positions as prices declined in the first half of the month amid unrest in Russian-Ukrainian relations and weak Chinese economic data. In the energy complex, losses were incurred during January from short futures positions in crude oil and petroleum distillates as prices advanced following cold weather in the U.S., which boosted demand for heating fuel. Additional losses in this sector were recorded in March from long natural gas futures positions as prices declined after milder weather in the U.S. led to a decrease in demand. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the agriculturals complex during January from long cocoa futures positions as prices rose to a 28-month high amid concern that global demand would exceed harvests. Additional gains in this sector were experienced throughout the quarter from long lean hog futures positions as prices rallied due to a spreading virus, which caused slaughter rates to decline and supplies to shrink. Within the metals markets, gains were experienced during February and March from long palladium futures positions as prices increased after rising tensions between Russia and Ukraine raised concern of a possible supply disruption from Russia.

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

The Partnership’s and the Trading Companies’ past performance are no guarantee of their future results. Any attempt to numerically quantify the Trading Companies’ market risk is limited by the uncertainty of their speculative trading. The Trading Companies’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Trading Companies’ experiences to date as discussed under the “Trading Companies’ Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed below.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of March 31, 2015, Altis I, LLC’s total capitalization was $17,638,912. The Partnership owned approximately 88% of Altis I, LLC.

	March 31, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$678,152	3.84%
Interest Rate	320,325	1.82%
Equity	529,322	3.00%
Commodity	1,701,431	9.65%

Total	$3,229,230	18.31%

	Three Months Ended March 31, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,161,241	$272,571	$522,923
Interest Rate	$693,019	$250,997	$507,721
Equity	$529,322	$160,152	$296,700
Commodity	$1,908,242	$1,565,914	$1,728,948

*	Average of month-end VaR.

As of March 31, 2015, Aspect I, LLC’s total capitalization was $13,618,698. The Partnership owned approximately 88% of Aspect I, LLC.

	March 31, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$855,574	6.28%
Interest Rate	309,007	2.27%
Equity	452,196	3.32%
Commodity	581,262	4.27%

Total	$2,198,039	16.14%

	Three Months Ended March 31, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,212,092	$105,953	$768,737
Interest Rate	$518,432	$238,720	$344,599
Equity	$509,506	$188,700	$352,577
Commodity	$643,921	$424,670	$519,670

*	Average of month-end VaR.

As of March 31, 2015, BHM I, LLC’s total capitalization was $202,114,347. The Partnership owned approximately 8% of BHM I, LLC.

	March 31, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$1,124,759	0.56%
Interest Rate	34,238	0.02%
Equity	1,184,849	0.58%
Commodity	36,075,569	17.85%

Total	$38,419,415	19.01%

	Three Months Ended March 31, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$4,636,011	$831,185	$1,866,867
Interest Rate	$1,399,215	$8,470	$301,798
Equity	$1,238,582	$53,641	$725,547
Commodity	$43,569,935	$35,214,939	$39,619,186

*	Average of month-end VaR.

As of March 31, 2015, Boronia I, LLC’s total capitalization was $124,618,320. The Partnership owned approximately 20% of Boronia I, LLC.

	March 31, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$4,020,834	3.23%
Interest Rate	3,943,975	3.16%
Equity	5,082,618	4.08%
Commodity	4,584,217	3.68%

Total	$17,631,644	14.15%

	Three Months Ended March 31, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$8,657,900	$2,905,530	$5,241,806
Interest Rate	$5,819,932	$1,635,335	$3,095,874
Equity	$9,574,905	$2,141,359	$5,439,899
Commodity	$9,333,026	$1,774,957	$4,638,610

*	Average of month-end VaR.

As of December 31, 2014, Altis I, LLC’s total capitalization was $18,232,652. The Partnership owned approximately 88% of Altis I, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$272,571	1.49%
Interest Rate	693,019	3.80%
Equity	317,566	1.74%
Commodity	1,702,946	9.34%

Total	$2,986,102	16.37%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$685,034	$194,452	$390,903
Interest Rate	$876,439	$60,252	$412,201
Equity	$1,347,631	$157,961	$687,200
Commodity	$2,989,671	$1,171,333	$1,748,502

*	Average of month-end VaR.

As of December 31, 2014, Aspect I, LLC’s total capitalization was $13,368,368. The Partnership owned approximately 88% of Aspect I, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$639,477	4.78%
Interest Rate	518,432	3.88%
Equity	307,576	2.30%
Commodity	479,561	3.59%

Total	$1,945,046	14.55%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$960,539	$406,453	$669,088
Interest Rate	$766,928	$197,115	$453,600
Equity	$636,918	$68,647	$363,074
Commodity	$724,196	$253,988	$479,639

*	Average of month-end VaR.

As of December 31, 2014, BHM I, LLC’s total capitalization was $244,508,946. The Partnership owned approximately 8% of BHM I, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$1,168,311	0.48%
Interest Rate	35,888	0.01%
Equity	83,769	0.03%
Commodity	39,364,629	16.10%

Total	$40,652,597	16.62%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$6,633,967	$122,650	$2,185,027
Interest Rate	$4,170,826	$10,139	$850,656
Equity	$4,581,127	—	$2,144,179
Commodity	$43,693,621	$18,663,484	$33,562,241

*	Average of month-end VaR.

As of December 31, 2014, Boronia I, LLC’s total capitalization was $104,262,934. The Partnership owned approximately 20% of Boronia I, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$4,957,331	4.75%
Interest Rate	2,965,947	2.84%
Equity	2,889,921	2.77%
Commodity	5,125,195	4.92%

Total	$15,938,394	15.28%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$11,301,501	$984,987	$4,077,565
Interest Rate	$5,475,674	$647,220	$2,547,225
Equity	$9,013,937	$712,546	$3,468,454
Commodity	$6,835,307	$1,782,819	$3,476,070

*	Average of month-end VaR.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2015.

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

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through March 31, 2015 was $342,086,982. The Partnership has received $2,317,000 in consideration from the sale of Units to the General Partner.

Proceeds of the net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
January 1, 2015 – January 31, 2015	(442.308)	1,116.61	N/A	N/A
February 1, 2015 – February 28, 2015	(189.960)	1,105.55	N/A	N/A
March 1, 2015 – March 31, 2015	(686.556)	1,098.63	N/A	N/A

	(1,318.824)	1,105.66

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
January 1, 2015 – January 31, 2015	—	—	N/A	N/A
February 1, 2015 – February 28, 2015	(110.000)	1,148.20	N/A	N/A
March 1, 2015 – March 31, 2015	(348.324)	1,141.50	N/A	N/A

	(458.324)	1,143.11

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C
January 1, 2015 – January 31, 2015	—	—	N/A	N/A
February 1, 2015 – February 28, 2015	—	—	N/A	N/A
March 1, 2015 – March 31, 2015	(682.793)	1,186.06	N/A	N/A

	(682.793)	1,186.06

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class D
January 1, 2015 – January 31, 2015	—	—	N/A	N/A
February 1, 2015 – February 28, 2015	—	—	N/A	N/A
March 1, 2015 – March 31, 2015	—	—	N/A	N/A

	—	—

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z
January 1, 2015 – January 31, 2015	—	—	N/A	N/A
February 1, 2015 – February 28, 2015	—	—	N/A	N/A
March 1, 2015 – March 31, 2015	(19.569)	1,280.38	N/A	N/A

	(19.569)	1,280.38

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.
**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polaris Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 13, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan
Patrick t. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.