Form 10-Q
period 2015-09-30
Polaris Futures Fund L.P.
filed 2015-11-12
CIK 1428040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2015, 34,850.310 Limited Partnership Class A Units were outstanding, 6,199.234 Limited Partnership Class B Units were outstanding, 6,105.016 Limited Partnership Class C Units were outstanding, 3,072.942 Limited Partnership Class D Units were outstanding, and 649.346 Limited Partnership Class Z Units were outstanding.

POLARIS FUTURES FUND L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POLARIS FUTURES FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2015	December 31, 2014
	$	$
ASSETS
Investments in Affiliate Trading Companies:
Investment in Boronia I, LLC	20,127,823	20,866,487
Investment in Altis I, LLC	15,242,764	16,029,791
Investment in BHM I, LLC	4,103,009	19,943,769
Investment in Aspect I, LLC	15,571,056	11,807,221

Total Investments in Affiliated Trading Companies, at fair value (cost $54,822,242 and $69,876,038, respectively)	55,044,652	68,647,268

Total Assets	55,044,652	68,647,268

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Redemptions payable	961,396	1,227,643

Total Liabilities	961,396	1,227,643

Partners’ Capital:
Class A (36,496.455 and 41,087.076 Units, respectively)	36,321,257	44,556,904
Class B (6,199.234 and 7,618.551 Units, respectively)	6,426,523	8,573,625
Class C (6,105.016 and 7,627.333 Units, respectively)	6,592,653	8,907,494
Class D (3,072.942 and 3,072.942 Units, respectively)	3,386,506	3,655,437
Class Z (1,157.570 and 1,372.607 Units, respectively)	1,356,317	1,726,165

Total Partners’ Capital	54,083,256	67,419,625

Total Liabilities and Partners’ Capital	55,044,652	68,647,268

NET ASSET VALUE PER UNIT
Class A	995.20	1,084.45
Class B	1,036.66	1,125.36
Class C	1,079.87	1,167.84
Class D	1,102.04	1,189.56
Class Z	1,171.69	1,257.58

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
EXPENSES	$	$	$	$
Ongoing Placement Agent fees	233,025	294,469	794,544	1,005,794
General Partner fees	138,145	174,747	470,617	598,632
Administrative fees	34,536	43,687	117,654	149,658

Total Expenses	405,706	512,903	1,382,815	1,754,084

NET INVESTMENT LOSS	(405,706)	(512,903)	(1,382,815)	(1,754,084)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized loss on investments	(3,076,463)	(609,975)	(5,340,395)	(5,810,123)
Net change in unrealized appreciation on investments	7,081,342	3,629,833	1,451,180	11,140,512

Total Net Realized and Unrealized Gain/(Loss) on Investments	4,004,879	3,019,858	(3,889,215)	5,330,389

NET INCOME (LOSS)	3,599,173	2,506,955	(5,272,030)	3,576,305

NET INCOME (LOSS) ALLOCATION
Class A	2,352,928	1,650,407	(3,645,697)	2,315,419
Class B	457,771	307,111	(633,847)	438,776
Class C	469,064	320,142	(607,402)	433,581
Class D	217,811	133,419	(268,931)	221,357
Class Z	101,599	95,876	(116,153)	167,172

NET INCOME (LOSS) PER UNIT *
Class A	61.16	36.55	(89.25)	58.66
Class B	64.89	39.18	(88.70)	64.66
Class C	68.83	41.97	(87.97)	71.01
Class D	70.88	43.42	(87.52)	74.31
Class Z	77.37	48.00	(85.89)	84.80

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Class A	37,979.101	45,502.140	39,890.170	53,099.553
Class B	6,848.795	7,930.422	7,193.880	9,886.390
Class C	6,521.408	7,627.333	7,027.043	8,539.819
Class D	3,072.942	3,072.942	3,072.942	4,191.703
Class Z	1,281.256	2,101.309	1,332.891	2,448.694

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital, December 31, 2014	44,556,904	8,573,625	8,907,494	3,655,437	1,726,165	67,419,625
Subscriptions	1,660,047	-	-	-	-	1,660,047
Net Loss	(3,645,697)	(633,847)	(607,402)	(268,931)	(116,153)	(5,272,030)
Redemptions	(6,249,997)	(1,513,255)	(1,707,439)	-	(253,695)	(9,724,386)

Partners’ Capital, September 30, 2015	36,321,257	6,426,523	6,592,653	3,386,506	1,356,317	54,083,256

Partners’ Capital, December 31, 2013	64,998,638	13,112,357	12,299,982	5,540,411	3,210,190	99,161,578
Subscriptions	1,075,002	-	-	-	-	1,075,002
Net Income	2,315,419	438,776	433,581	221,357	167,172	3,576,305
Redemptions	(21,778,914)	(5,102,850)	(4,030,013)	(2,192,240)	(1,694,898)	(34,798,915)

Partners’ Capital, September 30, 2014	46,610,145	8,448,283	8,703,550	3,569,528	1,682,464	69,013,970

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units, December 31, 2014	41,087.076	7,618.551	7,627.333	3,072.942	1,372.607	60,778.509
Subscriptions	1,524.332	-	-	-	-	1,524.332
Redemptions	(6,114.953)	(1,419.317)	(1,522.317)	-	(215.037)	(9,271.624)

Ending Units, September 30, 2015	36,496.455	6,199.234	6,105.016	3,072.942	1,157.570	53,031.217

Beginning Units, December 31, 2013	64,765.171	12,653.002	11,494.307	5,095.602	2,813.623	96,821.705
Subscriptions	1,070.850	-	-	-	-	1,070.850
Redemptions	(21,957.550)	(4,979.451)	(3,866.974)	(2,022.660)	(1,441.016)	(34,267.651)

Ending Units, September 30, 2014	43,878.471	7,673.551	7,627.333	3,072.942	1,372.607	63,624.904

The accompanying notes are an integral part of these financial statements.

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

The Trading Companies, their Trading Advisors and their trading system styles for the Partnership at September 30, 2015, are as follows:

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative services in connection with the operation of the Partnership and the Trading Companies, including the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; assistance in connection with certain limited partner communications; calculation and accrual of income, expenses, gains and losses; preparation of financial, performance and other reporting; coordination of the annual audit with the Partnership’s and the Trading Companies’ auditor; preparation of the Partnership’s and the Trading Companies’ draft annual financial statements and accompanying materials; assistance with updating periodic regulatory filings; provision of tax services as agreed with the General Partner; assistance in opening and operating the Partnership’s and the Trading Companies’ bank accounts; provision of daily profit and loss, estimated net asset value and position and reconciliation reports; and reconciliation of daily transactions, positions and cash balances to the Partnership’s and the Trading Companies’ brokerage and bank accounts. In addition, the Administrator will maintain certain books and records of the Partnership and the Trading Companies. The General Partner pays or reimburses the Partnership and the Trading Companies, from the administrative fee it receives, the ordinary administrative expenses of the Partnership and the Trading Companies. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator will not impact the Partnership’s break-even point.

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015, the results of its operations for the three and nine months ended September 30, 2015 and 2014, and changes in partners’ capital for the nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Affiliated Trading Companies’ Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized appreciation (depreciation) on investment on the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership records a realized gain or loss on its investments in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first in first out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. As of September 30, 2015 and December 31, 2014, the Partnership’s cash balances were zero.

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per Unit is calculated in accordance with investment company guidance. See Note 4, Financial Highlights.

New Accounting Pronouncements: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. As a result of this adoption, the investments that are measured at fair value based on the net asset value per share (or its equivalent) practical expedient have been removed from the fair value hierarchy in all periods presented in these financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s

Annual Report on Form 10-K for the year ended December 31, 2014.

3.	Related Party Transactions

The Trading Companies’ cash is on deposit in commodity brokerage accounts with Morgan Stanley and will be maintained in cash, U.S. Treasury bills and/or other permitted investments and segregated as customer funds, to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. From time to time, a portion of the Trading Companies’ excess cash (the Trading Companies’ assets not used for futures interest trading or required margin for such trading) may be invested by MS&Co. in permitted investments chosen by the General Partner from time to time. The Trading Companies will receive 100% of the interest income earned on any excess cash invested in permitted investments. For excess cash which is not invested, MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the Trading Companies’ accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of such interest payments, daily funds do not include monies due to each Trading Company on Futures Interests that have not been received. MS&Co. will retain any excess interest not paid by MS&Co. to the Trading Companies on such uninvested cash.

The Partnership and the Trading Companies pay Ceres or its affiliates a monthly administrative fee. The Partnership pays monthly general partner fees to Ceres. The Partnership pays ongoing placement agent fees to Morgan Stanley Wealth Management on a monthly basis equal to a percentage of the net asset value of a limited partner’s Units as of the beginning of each month.

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

4.	Financial Highlights

Financial highlights for each Class of Units for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Class A	Class B	Class C	Class D	Class Z
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JULY 1, 2015	$934.04	$971.77	$1,011.04	$1,031.16	$1,094.32

NET OPERATING RESULTS:
Net investment loss	(7.87)	(6.92)	(5.89)	(5.35)	(3.55)
Net realized/unrealized gain	69.03	71.81	74.72	76.23	80.92

Net income	61.16	64.89	68.83	70.88	77.37

NET ASSET VALUE, SEPTEMBER 30, 2015:	$995.20	$1,036.66	$1,079.87	$1,102.04	$1,171.69

RATIOS TO AVERAGE NET ASSETS
Net investment loss (1)(2)	-3.24%	-2.77%	-2.25%	-1.97%	-1.26%
Partnership expenses (1)(2)	3.24%	2.77%	2.25%	1.97%	1.26%
TOTAL RETURN:	6.55%	6.68%	6.81%	6.87%	7.07%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2015:	$1,084.45	$1,125.36	$1,167.84	$1,189.56	$1,257.58

NET OPERATING RESULTS:
Net investment loss	(25.53)	(22.46)	(19.12)	(17.27)	(11.46)
Net realized/unrealized loss	(63.72)	(66.24)	(68.85)	(70.25)	(74.43)

Net loss	(89.25)	(88.70)	(87.97)	(87.52)	(85.89)

NET ASSET VALUE, SEPTEMBER 30, 2015:	$995.20	$1,036.66	$1,079.87	$1,102.04	$1,171.69

RATIOS TO AVERAGE NET ASSETS
Net investment loss (1)(2)	-3.32%	-2.81%	-2.30%	-2.01%	-1.27%
Partnership expenses (1)(2)	3.32%	2.81%	2.30%	2.01%	1.27%
TOTAL RETURN:	-8.23%	-7.88%	-7.53%	-7.36%	-6.83%

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

	Class A	Class B	Class C	Class D	Class Z
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JULY 1, 2014:	$1,025.71	$1,061.78	$1,099.13	$1,118.18	$1,177.75

NET OPERATING RESULTS:
Net investment loss	(8.39)	(7.35)	(6.23)	(5.64)	(3.71)
Net realized/unrealized gain	44.94	46.53	48.20	49.06	51.71

Net income	36.55	39.18	41.97	43.42	48.00

NET ASSET VALUE, SEPTEMBER 30, 2014:	$1,062.26	$1,100.96	$1,141.10	$1,161.60	$1,225.75

RATIOS TO AVERAGE NET ASSETS
Net investment loss (1)(2)	-3.22%	-2.73%	-2.23%	-1.98%	-1.24%
Partnership expenses (1)(2)	3.22%	2.73%	2.23%	1.98%	1.24%
TOTAL RETURN:	3.56%	3.69%	3.82%	3.88%	4.08%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2014:	$1,003.60	$1,036.30	$1,070.09	$1,087.29	$1,140.95

NET OPERATING RESULTS:
Net investment loss	(24.38)	(21.32)	(18.06)	(16.27)	(10.72)
Net realized/unrealized gain	83.04	85.98	89.07	90.58	95.52

Net income	58.66	64.66	71.01	74.31	84.80

NET ASSET VALUE, SEPTEMBER 30, 2014:	$1,062.26	$1,100.96	$1,141.10	$1,161.60	$1,225.75

RATIOS TO AVERAGE NET ASSETS
Net investment loss (1)(2)	-3.26%	-2.76%	-2.26%	-2.01%	-1.25%
Partnership expenses (1)(2)	3.26%	2.76%	2.26%	2.01%	1.25%
TOTAL RETURN:	5.84%	6.24%	6.64%	6.83%	7.43%

(1)	Annualized
(2)	Does not include investment income and the expenses of the Trading Companies in which the Partnership invests.

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies and the U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures- styled options contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

6.	Fair Value Measurements

The Trading Companies consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2).

As of and for the periods ended September 30, 2015 and December 31, 2014, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any domestic instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2015 and the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

At September 30, 2015, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 7.45%; Aspect I, LLC 28.29%; Altis I, LLC 27.69%; and Boronia I, LLC 36.57% of the total investments of the Partnership, respectively.

At December 31, 2014, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 29.05%; Aspect I, LLC 17.20%; Altis I, LLC 23.35%; and Boronia I, LLC 30.40% of the total investments of the Partnership, respectively.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2015 and 2014, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the Three Months	Investment	Net	Total Trading	Net
Ended September 30, 2015	Income/(Loss)	Investment Loss	Results	Income/(Loss)
	$	$	$	$
BHM I, LLC	-	(810,136)	(3,890,612)	(4,700,748)
Altis I, LLC	303	(77,629)	1,184,113	1,106,484
Aspect I, LLC	63	(106,899)	2,097,234	1,990,335
Boronia I, LLC	13,122	(1,075,317)	8,917,469	7,842,152

For the Nine Months	Investment	Net	Total Trading	Net
Ended September 30, 2015	Income/(Loss)	Investment Loss	Results	Income/(Loss)
	$	$	$	$
BHM I, LLC	-	(3,198,829)	(29,947,615)	(33,146,444)
Altis I, LLC	303	(228,688)	258,864	30,176
Aspect I, LLC	63	(477,279)	1,645,611	1,168,332
Boronia I, LLC	13,122	(4,665,174)	(7,844,128)	(12,509,302)

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	-	(1,819,010)	(4,681,759)	(6,500,769)
Altis I, LLC	-	(72,679)	1,380,221	1,307,542
Aspect I, LLC	-	(46,013)	731,840	685,827
Boronia I, LLC	-	(3,213,470)	11,747,109	8,533,639

For the Nine Months Ended September 30, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	-	(5,166,797)	43,488,542	38,321,745
Altis I, LLC	-	(246,958)	393,043	146,085
Boronia I, LLC	-	(5,320,505)	15,863,418	10,542,913
Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”)	-	(868,868)	(5,469,979)	(6,338,847)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Trading Companies as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 is shown in the following tables.

	September 30, 2015		For the three months ended September 30, 2015

	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemptions Permitted

	%	$	$	$	$	$
Boronia I, LLC	37.2	20,127,823	1,533,772	74,487	-	-	Commodity Portfolio	Monthly
BHM I, LLC	7.6	4,103,009	(260,511)	31,205	-	-	Commodity Portfolio	Monthly
Altis I, LLC	28.2	15,242,764	974,618	45,374	-	-	Commodity Portfolio	Monthly
Aspect I, LLC	28.8	15,571,056	1,757,000	54,370	30,517	-	Commodity Portfolio	Monthly

	September 30, 2015		For the nine months ended September 30, 2015

	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemptions Permitted

	%	$	$	$	$	$
Boronia I, LLC	37.2	20,127,823	(2,404,155)	249,880	178,955	-	Commodity Portfolio	Monthly
BHM I, LLC	7.6	4,103,009	(2,557,452)	190,766	-	-	Commodity Portfolio	Monthly
Altis I, LLC	28.2	15,242,764	38,149	141,318	-	-	Commodity Portfolio	Monthly
Aspect I, LLC	28.8	15,571,056	1,034,243	141,631	258,547	-	Commodity Portfolio	Monthly

POLARIS FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

	December 31, 2014		For the three months ended September 30, 2014

	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemptions Permitted

	%	$	$	$	$	$
Boronia I, LLC	31.0	20,866,487	1,745,585	82,296	436,396	-	Commodity Portfolio	Monthly
BHM I, LLC	29.6	19,943,769	(492,013)	137,856	-	-	Commodity Portfolio	Monthly
Altis I, LLC	23.8	16,029,791	1,158,865	48,056	-	-	Commodity Portfolio	Monthly
Aspect I, LLC	17.5	11,807,221	607,421	34,583	-	-	Commodity Portfolio	Monthly

	December 31, 2014		For the nine months ended September 30, 2014

	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemptions Permitted

	%	$	$	$	$	$
Boronia I, LLC	31.0	20,866,487	2,174,785	205,495	543,696	-	Commodity Portfolio	Monthly
BHM I, LLC	29.6	19,943,769	3,856,856	442,151	-	-	Commodity Portfolio	Monthly
Altis I, LLC	23.8	16,029,791	95,429	164,525	-	-	Commodity Portfolio	Monthly
Aspect I, LLC	17.5	11,807,221	408,054	129,721	-	-	Commodity Portfolio	Monthly
Kaiser I, LLC	-	-	(1,204,735)	96,795	-	-	Commodity Portfolio	Monthly

7.	Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 14.05%; Currency 20.60%; Equity 8.62%; and Commodity 56.73%.

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

As of September 30, 2015, approximately 91.94% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 8.06% is forward contracts which are off-exchange-traded.

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

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2015 and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

As of September 30, 2015 and June 30, 2015, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 9/30/2015	Allocation as of 6/30/2015
Altis I, LLC	27.69%	24.80%
Aspect I, LLC	28.29%	20.25%
BHM I, LLC	7.45%	20.85%
Boronia I, LLC	36.57%	34.10%

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

For the Three and Nine Months Ended September 30, 2015

The Partnership recorded total net realized and unrealized gain on investments of $4,004,879 and expenses totaling $405,706, resulting in a net gain of $3,599,173 for the three months ended September 30, 2015. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/15	NAV at 6/30/15

A	$995.20	$934.04
B	$1,036.66	$971.77
C	$1,079.87	$1,011.04
D	$1,102.04	$1,031.16
Z	$1,171.69	$1,094.32

During the third quarter, the Partnership posted a gain in Net Asset Value per Unit from trading gains in energies, global interest rates, metals, currencies, global stock indices and agriculturals. The most significant gains were achieved within the energy sector during the third quarter from short positions in crude oil and oil related products as prices decreased due to high production in the U.S. and Middle East, which added to the growing global supply glut. In the global interest rate sector, gains were recorded primarily during September from long positions in global fixed income futures as prices increased after the U.S. Federal Reserve (“Fed”) left interest rates unchanged and investors sought safe havens amid a global rout in stock prices. Further gains were achieved in this sector during July from long global fixed income futures as prices increased amid speculation the Fed and European Central Bank (“ECB”) would both maintain a dovish monetary policy. Within the metals sector, gains were experienced during July from short futures positions in gold and silver as prices declined as a strengthening U.S. dollar decreased the appeal of precious metals as a store of value. Additional gains were recorded during July from short base metals futures positions as prices moved lower amid concern a slowdown in the Chinese economy would weaken demand. Within the currency sector, gains were achieved during July from short Canadian and New Zealand dollar positions versus the U.S. dollar as “commodity currencies” were pressured as global commodities prices fell. Gains within the global equity index sector were recorded during the middle of July from long positions in U.S. and European equity index positions as prices rebounded with positive investor sentiment after Greece and its creditors came to an agreement over economic reform. Additional gains in this sector were experienced during July from short Hang Seng Index futures positions as investors feared China’s economy and financial markets faced systemic risk. In the agricultural sector, gains were achieved during July and August from short soybean and wheat futures positions as prices decreased following reports of strong U.S. crop yields and concern that China’s economic slowdown will reduce demand.

The Partnership recorded total net realized and unrealized loss on investments of $3,889,215 and expenses totaling $1,382,815, resulting in a net loss of $5,272,030 for the nine months ended September 30, 2015. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/15	NAV at 12/31/14

A	$995.20	$1,084.45
B	$1,036.66	$1,125.36
C	$1,079.87	$1,167.84
D	$1,102.04	$1,189.56
Z	$1,171.69	$1,257.58

During the first nine months of the year, the Partnership posted a loss in Net Asset Value per Unit as trading losses in global stock indices, metals, agriculturals and energies more than offset trading gains in currencies and global interest rates. The most significant losses were recorded within the global stock index sector during January, May, June, August and September from long U.S., European and Asian equity index futures positions as prices declined due to concerns associated with slowing global economic growth, the Greek financial crisis and a stronger U.S. dollar. Within the metals complex, losses were primarily recorded in March and June from long positions in palladium futures as prices fell dramatically on weakening demand from China, increasing supplies and a strengthening U.S. dollar. Additional losses during March and May were experienced from long positions in nickel and tin futures as prices declined amid disappointing economic data in China, the world’s top consumer of the metals. In the agricultural sector, losses were incurred during January from long cocoa futures positions as prices declined following reports of waning demand amid slowing global growth and a decrease in disposable income. Additional losses were recorded during the first half of the April and September from short sugar futures positions as prices climbed higher on concern that rain would damage the sugar crop and disrupt the harvest in Brazil, the world’s top sugar producer. Further losses in the agricultural markets were experienced during the second half of June from short corn and wheat futures positions as prices rose due to crop concerns following heavy rainfall in the U.S. Midwest. Within the energy complex, losses were experienced primarily during February, April, May and June from both long and short positions in crude oil as prices fluctuated as the market assessed global demand and the value of the U.S. dollar. A portion of the Partnership’s losses during the first nine months of the year was offset by gains experienced within the currency sector during the first two quarters from short euro positions versus the U.S. dollar as the value of the euro decreased due to economic stimulus programs introduced by the ECB and investor anxiety regarding the Greek financial crisis. Additional gains were achieved within the currency sector during January and July from short Canadian and New Zealand dollar positions versus the U.S. dollar as “commodity currencies” were pressured as global commodities prices fell. In the global interest rate sector, gains were recorded primarily during January from long European and Canadian fixed income futures positions as prices advanced after the central banks in both the European Union and Canada announced stimulus measures to combat widespread deflationary concerns and slowing economic growth. Additional gains were recorded in this sector during the third quarter from long positions in global fixed income futures as prices increased amid speculation and ultimate verification that the Fed and ECB would both maintain a dovish monetary policy.

For the Three and Nine Months Ended September 30, 2014

The Partnership recorded total net realized and unrealized gain on investments of $3,019,858 and expenses totaling $512,903, resulting in net income of $2,506,955 for the three months ended September 30, 2014. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/14	NAV at 6/30/14

A	$1,062.26	$1,025.71
B	$1,100.96	$1,061.78
C	$1,141.10	$1,099.13
D	$1,161.60	$1,118.18
Z	$1,225.75	$1,177.75

During the third quarter, the Partnership posted a gain in net asset value per Unit as trading profits in agriculturals, currencies, stock indices, and global interest rates more than offset losses in the metals and energies markets. The most significant gains were achieved within the agriculturals sector throughout the third quarter from short positions in corn, soybean, and wheat futures as prices declined as favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels during 2014. Within the currency sector, gains were recorded during the third quarter from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strong U.S. dollar relative to its peers. The Bank of Japan’s and the European Central Bank’s focus on keeping interest rates low, while the U.S. Federal Reserve indicated higher interest rates benefited the Partnership’s short currency positions. In the stock index markets, gains were achieved during July from long positions in Pacific Rim equity index futures as prices advanced after China cut reserve requirements for banks, accelerated infrastructure spending, and witnessed an increase in their manufacturing index to an 18-month high. Additional gains in this sector were recorded during August from long U.S. equity index futures positions as prices increased as improving U.S. economic growth and bullish merger and acquisition activity helped propel U.S. indexes. Within the global interest rate sector, gains were achieved during August from long positions in European fixed income futures as prices advanced as investors sought the relative safety of fixed income markets following concern of escalating geopolitical tensions. European bond prices also increased as the European Central Bank moved closer to introducing a quantitative easing policy to stimulate the Eurozone. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets primarily during September from long positions in palladium futures as prices declined on signs that European demand for the metal is faltering. Within the energy sector, losses were incurred during July from long crude oil and gasoline futures positions as prices declined amid speculation that rising U.S. gasoline stockpiles may signal a reduction in U.S. demand. Additional losses in this sector were recorded in late August from short natural gas futures positions as prices rose after a burst of late summer heat slowed stockpiling.

The Partnership recorded total net realized and unrealized gain on investments of $5,330,389 and expenses totaling $1,754,084, resulting in net income of $3,576,305 for the nine months ended September 30, 2014. The Partnership’s net asset value per Unit by share Class is provided in the table below.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of September 30, 2015, Altis I, LLC’s total capitalization was $17,281,850. The Partnership owned approximately 88.2% of Altis I, LLC.

	September 30, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$1,131,878	6.55%
Interest Rate	855,022	4.95%
Equity	504,147	2.92%
Commodity	1,708,669	9.89%

Total	$4,199,716	24.31%

	Three Months Ended September 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,199,306	$887,590	$1,068,801
Interest Rate	$855,022	$362,823	$619,297
Equity	$1,106,599	$498,030	$757,354
Commodity	$1,750,084	$1,449,757	$1,621,075

*	Average of daily VaR.

As of September 30, 2015, Aspect I, LLC’s total capitalization was $17,791,460. The Partnership owned approximately 87.5% of Aspect I, LLC.

	September 30, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$774,517	4.35%
Interest Rate	597,987	3.36%
Equity	149,925	0.85%
Commodity	848,342	4.77%

Total	$2,370,771	13.33%

	Three Months Ended September 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$980,131	$477,188	$765,005
Interest Rate	$601,335	$260,896	$470,082
Equity	$284,350	$114,229	$194,359
Commodity	$1,200,835	$703,514	$913,669

*	Average of daily VaR.

As of September 30, 2015, BHM I, LLC’s total capitalization was $109,900,945. The Partnership owned approximately 3.7% of BHM I, LLC.

	September 30, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$1,400,159	1.27%
Equity	69,439	0.07%
Commodity	13,465,730	12.25%

Total	$14,935,328	13.59%

	Three Months Ended September 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,838,141	$354,014	$763,872
Equity	$1,990,777	$57,037	$511,259
Commodity	$13,465,730	$7,346,887	$9,328,336

*	Average of daily VaR.

As of September 30, 2015, Boronia I, LLC’s total capitalization was $94,546,791. The Partnership owned approximately 21.3% of Boronia I, LLC.

	September 30, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$4,425,277	4.68%
Interest Rate	3,822,929	4.04%
Equity	2,512,668	2.66%
Commodity	5,275,929	5.58%

Total	$16,036,803	16.96%

	Three Months Ended September 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$9,670,214	$2,673,839	$5,167,711
Interest Rate	$6,694,425	$1,793,941	$3,497,622
Equity	$7,040,494	$1,217,103	$3,005,205
Commodity	$7,086,844	$2,831,084	$4,862,845

*	Average of daily VaR.

As of December 31, 2014, Altis I, LLC’s total capitalization was $18,232,652. The Partnership owned approximately 87.9% of Altis I, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$272,571	1.49%
Interest Rate	693,019	3.80%
Equity	317,566	1.74%
Commodity	1,702,946	9.34%

Total	$2,986,102	16.37%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$685,034	$194,452	$390,903
Interest Rate	$876,439	$60,252	$412,201
Equity	$1,347,631	$157,961	$687,200
Commodity	$2,989,671	$1,171,333	$1,748,502

*	Average of daily VaR.

As of December 31, 2014, Aspect I, LLC’s total capitalization was $13,368,368. The Partnership owned approximately 88.3% of Aspect I, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$639,477	4.78%
Interest Rate	518,432	3.88%
Equity	307,576	2.30%
Commodity	479,561	3.59%

Total	$1,945,046	14.55%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$960,539	$406,453	$669,088
Interest Rate	$766,928	$197,115	$453,600
Equity	$636,918	$68,647	$363,074
Commodity	$724,196	$253,988	$479,639

*	Average of daily VaR.

As of December 31, 2014, BHM I, LLC’s total capitalization was $244,508,946. The Partnership owned approximately 8.2% of BHM I, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$1,168,311	0.48%
Interest Rate	35,888	0.01%
Equity	83,769	0.03%
Commodity	39,364,629	16.10%

Total	$40,652,597	16.62%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$6,633,967	$122,650	$2,185,027
Interest Rate	$4,170,826	$10,139	$850,656
Equity	$4,581,127	$-	$2,144,176
Commodity	$43,693,621	$18,663,484	$33,562,241

*	Average of daily VaR.

As of December 31, 2014, Boronia I, LLC’s total capitalization was $104,262,934. The Partnership owned approximately 20.0% of Boronia I, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$4,957,331	4.75%
Interest Rate	2,965,947	2.84%
Equity	2,889,921	2.77%
Commodity	5,125,195	4.92%

Total	$15,938,394	15.28%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$11,301,501	$984,987	$4,077,565
Interest Rate	$5,475,674	$647,220	$2,547,225
Equity	$9,013,937	$712,546	$3,468,454
Commodity	$6,835,307	$1,782,819	$3,476,070

*	Average of daily VaR.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

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

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of

Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through September 30, 2015 was $342,587,325. Since inception the Partnership has received $2,317,000 in consideration from the sale of Units to the General Partner.

Proceeds of the net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
July 1, 2015 - July 31, 2015	(644.613)	987.92	N/A	N/A
August 1, 2015 - August 31, 2015	(999.502)	985.12	N/A	N/A
September 1, 2015 - September 30, 2015	(602.090)	995.20	N/A	N/A

	(2,246.205)	988.63

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
July 1, 2015 - July 31, 2015	(257.735)	1,028.22	N/A	N/A
August 1, 2015 - August 31, 2015	(430.998)	1,025.74	N/A	N/A
September 1, 2015 - September 30, 2015	(272.260)	1,036.66	N/A	N/A

	(960.993)	1,029.50

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C
July 1, 2015 - July 31, 2015	(443.305)	1,070.19	N/A	N/A
August 1, 2015 - August 31, 2015	(396.219)	1,068.06	N/A	N/A
September 1, 2015 - September 30, 2015	-	-	N/A	N/A

	(839.524)	1,069.18

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class D
July 1, 2015 - July 31, 2015	-	-	N/A	N/A
August 1, 2015 - August 31, 2015	-	-	N/A	N/A
September 1, 2015 - September 30, 2015	-	-	N/A	N/A

	-	-

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z
July 1, 2015 - July 31, 2015	(46.082)	1,159.26	N/A	N/A
August 1, 2015 - August 31, 2015	(59.235)	1,157.92	N/A	N/A
September 1, 2015 - September 30, 2015	-	-	N/A	N/A

	(105.317)	1,158.506

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

Polaris Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 12, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.