Form 10-K
period 2015-12-31
Polaris Futures Fund L.P.
filed 2016-03-29
CIK 1428040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Limited Partnership Units with an aggregate value of $36,097,802 of Class A, $6,958,093 of Class B, $7,021,195 of Class C, $3,168,695 of Class D, and $825,846 of Class Z, were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2016, 31,674.579 Limited Partnership Class A Units were outstanding, 4,842.873 Limited Partnership Class B Units were outstanding, 4,869.659 Limited Partnership Class C Units were outstanding, 3,072.942 Limited Partnership Class D Units were outstanding, 448.050 Limited Partnership Class Z Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(See Page 1)

POLARIS FUTURES FUND L.P.

INDEX TO ANNUAL REPORT ON FORM 10-K

December 31, 2015

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

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner and commodity pool operator and as each Trading Company’s trading manager and commodity pool operator (the “General Partner”, “Ceres” or the “Trading Manager”, as the context requires). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Prior to June 28, 2013, Citigroup Inc. was the indirect minority owner of MSSBH. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent (the “Placement Agent”) to the Partnership. Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker. MS&Co. is referred to as the “Commodity Broker”. Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, option, and forward contract counterparty is MS&Co. to the extent a Trading Company trades options on OTC foreign currency forward contracts. Morgan Stanley Wealth Management is a principal subsidiary of MSSBH. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership and the Trading Companies, from the administrative fee it receives, the ordinary administrative expenses of the Partnership and the Trading Companies. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

Effective January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim and BHM I, LLC, pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Blenheim ceased all Futures Interests trading on behalf of BHM I, LLC (and, indirectly, the Partnership). Ceres reallocated the assets formerly allocated by the Partnership to Blenheim among the remaining trading advisors of the Partnership.

The Partnership’s financial statements have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro rata portion of the revenue and expense amounts from the Trading Companies is reflected as a “Total Net Realized/Change in Unrealized Appreciation (Depreciation) on Investments” on the Statements of Income and Expenses. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. As of December 31, 2015 and 2014, the Partnership’s cash balance was zero.

The Trading Companies and their Trading Advisors for the Partnership, at December 31, 2015, are as follows:

Trading Company	Trading Advisor

Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”)	Altis Partners (Jersey) Limited (“Altis”)
Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”)	Aspect Capital Limited (“Aspect”)
Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”)	Blenhiem Capital Management, L.L.C (“Blenheim”)
Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”)	Boronia Capital Pty. Ltd. (“Boronia”)

The trading system style of each Trading Advisor is as follows:

Commodity Trading Advisor	Trading System Style
Altis	Systematic
Aspect	Systematic
Blenheim	Discretionary
Boronia	Systematic

Effective January 1, 2015, the management fee percentage paid to Boronia was changed to 1/12th of 1.5% (a 1.5% annual rate) of the assets as of the first day of the month. For the period from January 1, 2013 to December 31, 2014, the Trading Company accrued and paid to Boronia a monthly management fee equal to 1/12th of (i) 3.0% (if the beginning net assets is less than or equal to US$60 million); (ii) 1.875% (if the beginning net assets is greater than US$60 million and less than or equal to US$120 million); or (iii) 1.50% (if the beginning net assets is greater than $120 million) based on the Trading Company’s beginning net assets plus additions less withdrawals (as of the beginning of the month).

Effective June 30, 2014, Ceres terminated the advisory agreement among the General Partner, Kaiser and Kaiser I, LLC, pursuant to which Kaiser traded a portion of Kaiser I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Kaiser ceased all Futures Interests trading on behalf of Kaiser I, LLC (and, indirectly, the Partnership).

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership and the Trading Companies, from the Administrative Fee (defined in Note 2k) it receives, the ordinary administrative expenses of the Partnership and Trading Companies. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator will not impact the Partnership’s breakeven point.

Effective January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim and BHM I, LLC, pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Blenheim ceased all Futures Interests trading on behalf of BHM I, LLC (and, indirectly, Partnership). Ceres reallocated the assets formerly allocated by Partnership to Blenheim among the remaining trading advisors of Partnership.

The Partnership began the year at a net asset value per Unit of $1,084.45, $1,125.36, $1,167.84, $1,189.56, and $1,257.58 and returned (6.97)%, (6.50)%, (6.03)%, (5.79)% and (5.08)% to $1,008.85, $1,052.20, $1,097.42, $1,120.64, and $1,193.70 for Class A, Class B, Class C, Class D, and Class Z, respectively, on December 31, 2015.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, which is the speculative trading of Futures Interest as discussed in Item 1(a). The Partnership does not engage in the sale of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014 and 2013 is set forth under Item 6. Selected Financial Data.

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may not redeem your Units other than as of the last business day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your request for redemption in such manner as determined by the General Partner no later than 3:00 P.M., New York City time, on the third business day before the end of the month, although the General Partner may accept requests for redemption at other times in its sole discretion. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association or publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Limited Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.

•            The General Partner, Morgan Stanley, the Placement Agent and MS&Co. are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently. The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of Morgan Stanley and its managed futures business operated by the General Partner.

•            MS&Co. can benefit from bid/ask spreads to the extent the Trading Advisors execute OTC foreign exchange trades with MS&Co. and bid/ask spreads are charged.

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

•            For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s account in excess of the rate specified in the private placement memorandum of the Partnership (the “Memorandum”). That could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

•            The General Partner may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

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

Neither the Partnership nor any of the Trading Companies are Registered Investment Companies. The Partnership and the Trading Companies are not required to register, and none are registered, as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Accordingly, investors will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the advisor and the investment company).

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

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds.” The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

Morgan Stanley is continuing to assess the impact of the Final Rule on itself and all of its subsidiaries and affiliates. The Final Rule will, among other things, limit or prohibit certain employees of Morgan Stanley and its subsidiaries and affiliates, including the General Partner, and their investment vehicles from investing in or co-investing with the Partnership and/or the Trading Companies. Structural changes, such as with respect to governance arrangements for the Partnership and/or the Trading Companies, could also be required. To the extent that the General Partner determines that any activities or investments of the Partnership and/or the Trading Companies are impermissible under the Final Rule, the General Partner is required to conform such activities and investments by July 21, 2015, subject to an extended conformance period (expected to end on July 21, 2017) for certain relationships and investments in place prior to 2014, at or before the end of which such legacy relationship and investments must be conformed, and the Partnership must be in full compliance with the Final Rule. It should be noted that each of the regulators has discretion to interpret the Final Rule with respect to the entities regulated by each such regulator, and there are numerous interpretive questions to be resolved in regulatory commentary, so there remains some uncertainty as to how various aspects of the Final Rule may be applied.

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

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. At or before the end of the applicable conformance period, such general prohibitions will restrict certain transactions and relationships between Morgan Stanley affiliates and the Partnership and/or the Trading Companies, which could require restructuring of those relationships.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of each Trading Company that are deposited with Commodity Brokers or their affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of insured institution are not separately insured. If the FDIC were to become receiver of an insured U.S. bank holding deposit accounts that were established by a Commodity Broker or one of its affiliates, then it is uncertain whether the Commodity Broker, the affiliate involved, the Trading Company, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

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

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents. Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the advisor or other third-party service providers.

The General Partner May Determine to Invest Up To All of the Partnership’s Assets in United States Treasury Bills and/or Money Market Mutual Fund Securities. The General Partner has invested a portion, and may determine to invest up to all, of the Partnership’s assets in United States Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership will retain all interest income earned on Treasury bills and money market mutual fund securities purchased.

In the event that the General Partner is required to liquidate Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and/or the Trading Companies may incur a loss on such Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s accounts in order to meet margin requirements and avoid early liquidation of Treasury bills.

Although a money market mutual fund currently seeks to preserve the value of each of its shares at $1.00 per share, it is possible to incur losses when investing in a money market mutual fund. An investment in a money market mutual fund is not insured or guaranteed by any government agency. A money market mutual fund may experience significant pressures from, among other things, shareholder redemptions, issuer credit downgrades and illiquid markets. There have been some money market mutual funds that have “broken the buck,” which means that, upon redemption, investors in those funds did not receive $1.00 per share for their investments in those funds. Recent rule amendments adopted by the SEC will require certain money market mutual funds to implement floating net asset values in the future that will not preserve the value of each of its shares at $1.00 per share. The implementation of these rule amendments may impact the Partnership’s use of these money market mutual funds for capital preservation purposes.

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

Since the Trading Companies already manage sizable assets in the commodity markets, it is possible that the Partnership may encounter illiquid situations. It is impossible to quantify the frequency or magnitude of these risks, however, especially because the conditions often occur unexpectedly.

Trading on Foreign Exchanges Presents Greater Risks to the Trading Companies than Trading on U.S. Exchanges. Each Trading Company trades on exchanges located outside the United States. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. Trading on foreign exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, may provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

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

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and a Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Trading Companies trade such contracts with MS&Co. and are at risk with respect to the creditworthiness and trading practices of MS&Co. as the counterparty to the contracts.

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

Trading Swaps Creates Distinctive Risks. The Trading Advisors may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared and executed on an exchange or other organized trading platform. In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared and executed on an exchange or other organized trading platform. Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the Trading Companies to deposit initial margin and variation margin as collateral to support such Trading Company’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership. If the counterparty to such a swap defaults, the Trading Company would be a general unsecured creditor for any termination amounts owed by the counterparty to the Trading Company as well as for any collateral deposits in excess of the amounts owed by the Trading Company to the counterparty, which would likely result in losses to the Partnership.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps which will impose certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. These rules require, among other things, daily two-way margin (posting and collecting) for all trades between covered swap entities (“CSEs”) and swap dealers (“SDs”) and major swap participants (“MSPs”), and daily two-way margin for all trades between CSEs and financial end users that have over $8 billion in gross notional exposure in uncleared swaps. The rules also require daily cash payments for all trades between CSEs and SD/MSPs and daily posting for all trades between SD/MSPs and financial end users. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Non-U.S. depositories are not subject to U.S. regulation. The Partnership’s assets held in these depositories are subject to the risk that events could occur which would hinder or prevent the availability of these funds for distribution to customers including the Partnership. Such events may include actions by the government of the jurisdiction in which the depository is located including expropriation, taxation, moratoria and political or diplomatic events.

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

Central Clearing Parties Could Fail. Central clearing parties are highly capitalized. Cleared transactions are supported by initial and variation margin. As a result, failure of a central clearing party is highly unlikely. If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s positions in particular is uncertain and could affect a large portion of the market.

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

The Trading Companies are Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of a Trading Company. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of a Trading Company. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. Those comment periods have also closed, and the date for the CFTC’s final rules is unknown. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Trading Companies’ trading for the Partnership.

The Trading Companies have Credit Risk to the Commodity Brokers. Each Trading Company has credit risk because the Commodity Broker acts as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of each Trading Company’s assets. As such, in the event that the Commodity Broker is unable to perform, the Trading Companies’ assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to each Trading Company’s account on a daily basis. The Commodity Broker, as futures commission merchant for each Trading Company’s exchange-traded contracts, is required, pursuant to CFTC regulations, to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled option contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled option contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Trading Company’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Trading Company may only recover a portion of the available customer funds. If no property is available for distribution, the Trading Company would not recover any of its assets. With respect to each Trading Company’s OTC foreign exchange contracts and uncleared swaps with MS&Co. prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps which will impose certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. These rules require, among other things, daily two-way margin (posting and collecting) for all trades between CSEs and SDs and MSPs, and daily two-way margin for all trades between CSEs and financial end users that have over $8 billion in gross notional exposure in uncleared swaps. The rules also require daily cash payments for all trades between CSEs and SD/MSPs and daily posting for all trades between SD/MSPs and financial end users. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

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

A Trading Advisor may Terminate its Advisory Agreement. Generally, the advisory agreements with the current Trading Advisors have initial one-year terms, which renews for additional one-year terms annually, unless terminated by the Trading Manager or the Trading Advisor. One of the advisory agreements had a shorter initial term and has a three-month renewal term. In the event that an advisory agreement is not renewed, the Trading Manager may not be able to enter into arrangements with that Trading Advisor or another trading advisor on terms substantially similar to the advisory agreements described in the Memorandum.

Disadvantages of Replacing or Switching Trading Advisors. A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based compensation. However, the Trading Manager may elect to replace a Trading Advisor that has a “loss carry-forward.” In that case, the Partnership would lose the “free ride” of any potential recoupment of the prior losses. In addition, the new Trading Advisor would earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of, or the reallocation of assets away from, Trading Advisors therefore could be significant.

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to over $327.3 billion as of December 31, 2015 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Partnership’s Trading Advisors to obtain the best prices for the Partnership.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (the “IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to new legislation effective for tax years beginning on or after January 1, 2018, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

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

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolved the matter on February 10, 2016.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the U.S. Securities and Exchange Commission (“SEC”) approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that MS&Co. violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

(b) Holders. The number of holders of Units at February 29, 2016 was approximately 848.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through December 31, 2015 was $342,587,325. The Partnership received $2,317,000 in consideration from the sale of Units to Ceres.

Proceeds of net offering were used for the trading of commodity interests, including futures option, forward and swap contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A		$
October 1, 2015 - October 31, 2015	(1,646.145)	1,013.34	N/A	N/A
November 1, 2015 - November 30, 2015	(1,101.192)	1,064.18	N/A	N/A
December 1, 2015 - December 31, 2015	(837.065)	1,008.85	N/A	N/A

	(3,584.402)	1,027.91

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B		$
October 1, 2015 - October 31, 2015	-	-	N/A	N/A
November 1, 2015 - November 30, 2015	(272.760)	1,109.41	N/A	N/A
December 1, 2015 - December 31, 2015	(255.717)	1,052.20	N/A	N/A

	(528.477)	1,081.73

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C		$
October 1, 2015 - October 31, 2015	-	-	N/A	N/A
November 1, 2015 - November 30, 2015	-	-	N/A	N/A
December 1, 2015 - December 31, 2015	-	-	N/A	N/A

	-	-

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class D		$
October 1, 2015 - October 31, 2015	-	-	N/A	N/A
November 1, 2015 - November 30, 2015	-	-	N/A	N/A
December 1, 2015 - December 31, 2015	-	-	N/A	N/A

	-	-

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z		$
October 1, 2015 - October 31, 2015	-	-	N/A	N/A
November 1, 2015 - November 30, 2015	(18.833)	1,256.95	N/A	N/A
December 1, 2015 - December 31, 2015	(161.471)	1,193.70	N/A	N/A

	(180.304)	1,200.31

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6. SELECTED FINANCIAL DATA

	2015	2014	2013	2012	2011
Total net realized and unrealized gain (loss) on investments	$(2,623,715)	$7,249,837	$831,297	$(12,921,925)	$(35,519,103)
Total expenses	(1,778,885)	(2,251,753)	(3,960,159)	(5,672,687)	(6,799,014)

Net income (loss)	$(4,402,600)	$4,998,084	$(3,128,862)	$(18,594,612)	$(42,318,117)

Net income (loss) per Unit:
Class A	$(75.60)	$80.85	$(27.76)	$(109.48)	$(229.43)

Class B	$(73.16)	$89.06	$(23.37)	$(106.59)	$(227.45)

Class C	$(70.42)	$97.75	$(18.66)	$(103.49)	$(225.30)

Class D	$(68.92)	$102.27	$(16.20)	$(101.85)	$(224.14)

Class Z	$(63.88)	$116.63	$(8.33)	$(96.63)	$(220.48)

Net asset value per Unit:
Class A	$1,008.85	$1,084.45	$1,003.60	$1,031.36	$1,140.84

Class B	$1,052.20	$1,125.36	$1,036.30	$1,059.67	$1,166.26

Class C	$1,097.42	$1,167.84	$1,070.09	$1,088.75	$1,192.24

Class D	$1,120.64	$1,189.56	$1,087.29	$1,103.49	$1,205.34

Class Z	$1,193.70	$1,257.58	$1,140.95	$1,149.28	$1,245.91

Total assets	$51,786,441	$68,647,268	$104,693,311	$168,705,774	$224,043,186

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 12.6%; Currency 36.5%; Equity 10.4%; and Commodity 40.5%.

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

The Trading Companies’ investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Trading Companies from promptly liquidating their futures or options contracts and result in restrictions on redemptions.

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

As of December 31, 2015, approximately 76.3% of the Partnership’s total investment exposure is in futures contracts which are exchange-traded while approximately 23.7% is in forward contracts which are off-exchange-traded.

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

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2015 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded in the Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investments” for open contracts, and recorded as “Net realized gain (loss)” when open positions are closed out.

The sum of these amounts constitutes the Trading Companies’ trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.), the close of the business day. Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

Year Ended December 31, 2015

The Partnership recorded total net realized/change in unrealized loss on investments of $(2,623,715) and expenses totaling $1,778,885, resulting in net loss of $(4,402,600) for the year ended December 31, 2015. The Partnership’s net asset value per Unit by Class is provided in the table below.

Class	NAV Per Unit at 12/31/15	NAV Per Unit at 12/31/14

A	$1,008.85	$1,084.45
B	$1,052.20	$1,125.36
C	$1,097.42	$1,167.84
D*	$1,120.64	$1,189.56
Z	$1,193.70	$1,257.58

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2015, were $1,660,047 and $14,196,918, respectively, and the Partnership’s ending capital was $50,480,154 at December 31, 2015, a decrease of $16,939,471 from the ending capital at December 31, 2014 of $67,419,625.

During the year, the Partnership posted a loss in net asset value per Unit as trading losses in the global stock indices, metals, and agriculturals more than offset trading gains in energies, currencies, and global interest rates. The most significant losses were recorded within the global stock index sector during January, May, June, and December from long U.S. and European equity index futures positions as prices declined due to concerns associated with slowing global economic growth, the Greek financial crisis, and a stronger U.S. dollar. Within the metals complex, losses were primarily recorded in March and June from long positions in palladium futures as prices fell dramatically on weakening demand from China, increasing supplies, and a strengthening U.S. dollar. Additional losses in metals during March and May were experienced from long positions in nickel and tin futures as prices declined amid disappointing economic data in China, the world’s top consumer of the metals. Losses in this sector during the second half of December were recorded from short copper futures positions as prices increased amid speculation that supply conditions in China may stabilize into 2016 as some producers start to scale back output. In the agricultural sector, losses were incurred during January from long cocoa futures positions as prices declined following reports of waning demand amid slowing global growth and a decrease in disposable income. Additional losses were recorded during April and September from short sugar futures positions as prices climbed higher on concern that rain would damage the sugar crop and disrupt the harvest in Brazil, the world’s top sugar producer. Further losses in the agricultural markets were experienced during the second half of June from short corn and wheat futures positions as prices rose due to crop concerns following heavy rainfall in the U.S. Midwest. Losses in this sector during December were recorded from short coffee futures positions as prices increased amid dryness concerns as rainfall totals were below normal in Brazil’s coffee growing regions. The Partnership’s losses for the year were partially offset by gains experienced within the energy complex during January, March, and throughout the second half of the year from short positions in crude oil and oil related products as prices fell due to high production in the U.S. and Middle East, which added to a growing global supply glut. Within the currency sector, gains were achieved during the first two quarters from short euro positions versus the U.S. dollar as the value of the euro decreased due to economic stimulus programs introduced by the European Central Bank and investor anxiety regarding the Greek financial crisis. Additional gains in this sector were achieved during January and July from short Canadian dollar positions versus the U.S. dollar as “commodity currencies” were pressured lower as global commodities prices fell. During November, further gains in this sector were experienced from short positions in the euro versus the U.S. dollar as the relative value of the euro decreased after the U.S. Federal Reserve’s (the “Fed”) October minutes pointed to an increased likelihood of a rate hike during December, while in the Eurozone, consensus pointed to additional stimulus. In the global interest rate sector, gains were recorded primarily during January and July from long European and Canadian fixed income futures positions as prices advanced after the central banks in both the European Union and Canada announced stimulus measures to combat widespread deflationary concerns and slowing economic growth. Additional gains were recorded in this sector during the third quarter from long positions in global fixed income futures as prices increased amid speculation and ultimate verification that the Fed and ECB would maintain a dovish monetary policy.

Year Ended December 31, 2014

The Partnership recorded total net realized/change in unrealized gain on investments of $7,249,837 and expenses totaling $2,251,753, resulting in net income of $4,998,084 for the year ended December 31, 2014. The Partnership’s net asset value per Unit by Class is provided in the table below.

Class	NAV Per Unit at 12/31/14	NAV Per Unit at 12/31/13

A	$1,084.45	$1,003.60
B	$1,125.36	$1,036.30
C	$1,167.84	$1,070.09
D*	$1,189.56	$1,087.29
Z	$1,257.58	$1,140.95

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2014, were $1,677,289 and $38,417,326, respectively, and the Partnership’s ending capital was $67,419,625 at December 31, 2014, a decrease of $31,741,953 from ending capital at December 31, 2013 of $99,161,578.

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

Year Ended December 31, 2013

The Partnership recorded total net realized/change in unrealized gain on investments of $831,297 and expenses totaling $3,960,159, resulting in a net loss of ($3,128,862) for the year ended December 31, 2013. The Partnership’s net asset value per Unit by Class is provided in the table below.

Class	NAV at 12/31/13	NAV at 12/31/12

A	$1,003.60	$1,031.36
B	$1,036.30	$1,059.67
C	$1,070.09	$1,088.75
D*	$1,087.29	$1,103.49
Z	$1,140.95	$1,149.28

*Class D Units were initially offered on March 1, 2009, at a net asset value per Unit of $1,300.00

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2013, were $3,152,783 and $62,246,171, respectively, and the Partnership’s ending capital was $99,161,578 at December 31, 2013, a decrease of $62,222,250 from ending capital at December 31, 2012 of $161,383,828.

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

For further sector trading information, please refer to the Partnership’s Financial Statements for the year ended December 31, 2015, which are referenced in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

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

Credit Risk

In addition to market risk, in entering into futures, forward and option contracts, there is a credit risk to each Trading Company (and, indirectly, the Partnership) that the counterparty on a contract will not be able to meet its obligations to the Trading Company. The ultimate counterparty or guarantor of each Trading Company for futures, forward and option contracts traded in the United States, and most foreign exchanges on which the Trading Companies trade, is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to a Trading Company, and Ceres and the commodity brokers will not indemnify any Trading Company (and, indirectly, the Partnership) against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers. In cases where a Trading Company, on behalf of the Partnership, trades off-exchange forward contracts with a counterparty, the sole recourse of the Trading Company, on behalf of the Partnership, will be the forward contract’s counterparty.

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

For additional information, see the “Financial Instruments of the Trading Companies” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2015, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures

Partnership’s Investments: The Partnership’s investments in the Trading Companies are stated at fair value, which are based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and losses, including realized gains/losses and the change in net unrealized gains/losses, of each Trading Company. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in the Trading Companies on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946 “Financial Services – Investment Companies” as of the Partnership’s reporting date. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interests, management fees, incentive fees, and other expenses), determined in accordance with GAAP.

Fair Value of the Trading Companies’ Financial Instruments: The carrying value of the Trading Companies’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Trading Companies’ Investments: The fair value of exchange-traded futures, option and forward contracts held by the Trading Companies is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of business on the last business day of the reporting period.

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated. The Trading Companies’ contracts are accounted for on a trade date basis.

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies and the U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.

Gains and losses on open positions of exchange-traded futures, exchange-traded forwards, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed upon settlement date. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

As of and for the years ended December 31, 2015 and 2014, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no Level 3 assets, and there were no transfers of assets or liabilities between Level 1 and Level 2.

As of December 31, 2015 and September 30, 2015, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 12/31/2015	Allocation as of 9/30/2015
Altis I, LLC	29.52%	27.69%
Aspect I, LLC	33.28%	28.29%
BHM I, LLC	3.53%	7.45%
Boronia I, LLC	33.67%	36.57%

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.

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

Quantifying the Trading Companies’ Trading Value at Risk

The following quantitative disclosures regarding the Trading Companies’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

Exchange maintenance margin requirements have been used by the Trading Companies as the measure of its VaR. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99 % of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Trading Companies’ Value at Risk in Different Market Sectors

As of December 31, 2015, Altis I, LLC’s total capitalization was $17,284,540. The Partnership owned approximately 88.4 % of Altis I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,403,409	8.12%	$1,528,556	$272,571	$901,181
Interest Rate	407,826	2.36%	860,830	86,769	454,235
Equity	485,111	2.81%	1,106,599	160,152	620,882
Commodity	1,891,809	10.94%	2,221,803	1,245,413	1,662,203

Total	$4,188,155	24.23%

*	Annual average of daily VaR.

As of December 31, 2014, Altis I, LLC’s total capitalization was $18,232,652. The Partnership owned approximately 87.9 % of Altis I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$272,571	1.49%	$685,034	$194,452	$390,903
Interest Rate	693,019	3.80%	876,439	60,252	412,201
Equity	317,566	1.74%	1,347,631	157,961	687,200
Commodity	1,702,946	9.34%	2,989,671	1,717,333	1,748,502

Total	$2,986,102	16.37%

*	Annual average of daily VaR.

As of December 31, 2015, Aspect I, LLC’s total capitalization was $19,472,503. The Partnership owned approximately 88.5% of Aspect I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,100,415	5.65%	$1,704,974	$105,953	$912,533
Interest Rate	408,014	2.10%	663,330	175,575	410,358
Equity	308,907	1.59%	565,355	114,229	315,138
Commodity	1,237,294	6.35%	1,464,866	424,670	788,553

Total	$3,054,630	15.69%

*	Annual average of daily VaR.

As of December 31, 2014, Aspect I, LLC’s total capitalization was $13,368,368. The Partnership owned approximately 88.3% of Aspect I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$639,477	4.78%	$960,539	$406,453	$669,088
Interest Rate	518,432	3.88%	766,928	197,115	453,600
Equity	307,576	2.30%	636,918	68,647	363,074
Commodity	476,561	3.59%	724,196	253,988	479,639

Total	$1,942,046	14.55%

*	Annual average of daily VaR.

As of December 31, 2015, BHM I, LLC’s total capitalization was $78,671,908. The Partnership owned approximately 2.3% of BHM I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$363,989	0.46%	$4,636,011	$194,711	$1,030,885
Interest Rate	11,825	0.02%	1,399,215	-	162,482
Equity	294,019	0.37%	1,990,777	53,641	565,750
Commodity	6,369,443	8.10%	43,569,935	5,462,314	19,190,910

Total	$7,039,276	8.95%

*	Annual average of daily VaR.

As of December 31, 2014, BHM I, LLC’s total capitalization was $244,508,946. The Partnership owned approximately 8.2% of BHM I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,168,311	0.48%	$6,633,967	$122,650	$2,185,027
Interest Rate	35,888	0.01%	4,170,826	10,139	850,656
Equity	83,769	0.03%	4,581,127	-	2,144,179
Commodity	39,364,629	16.10%	43,693,621	18,663,484	33,562,241

Total	$40,652,597	16.62%

*	Annual average of daily VaR.

As of December 31, 2015, Boronia I, LLC’s total capitalization was $74,259,634. The Partnership owned approximately 23.5% of Boronia I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$5,810,883	7.82%	$9,670,214	$2,053,234	$5,191,005
Interest Rate	2,205,898	2.97%	6,694,425	920,459	2,940,943
Equity	1,325,953	1.79%	9,574,905	1,217,103	4,374,314
Commodity	4,505,079	6.07%	9,333,026	1,774,957	4,937,710

Total	$13,847,813	18.65%

*	Annual average of daily VaR.

As of December 31, 2014, Boronia I, LLC’s total capitalization was $104,262,934. The Partnership owned approximately 20.0% of Boronia I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$4,957,331	4.75%	$11,301,501	$984,987	$4,077,565
Interest Rate	2,965,947	2.84%	5,475,674	647,220	2,547,225
Equity	2,889,921	2.77%	9,013,937	712,546	3,468,454
Commodity	5,125,195	4.92%	6,835,307	1,782,819	3,476,070

Total	$15,938,394	15.28%

*	Annual average of daily VaR.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2015 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2015, the Partnership’s primary exposures were in the E-Mini Dow (U.S.), H-Shares (Hong Kong), E-Mini S&P 500 (U.S.), MSCI Taiwan (Taiwan), DAX (Germany), E-Mini NASDAQ 100 (U.S.) and Hang Seng Index (Hong Kong) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., Pacific Rim, and European indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:

Metals. The Partnership’s primary metal market exposure as of December 31, 2015 was to fluctuations in the price of nickel, tin, palladium, silver, lead, and copper.

Grains. The Partnership’s trading risk exposure in grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, wheat, and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2015.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, and sugar accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2015.

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

The following financial statements and related items of the Partnership are filed under this Item 8: Report of Deloitte & Touche LLP, independent registered public accounting firm; Statements of Financial Condition as of December 31, 2015 and 2014; Condensed Schedules of Investments at December 31, 2015 and 2014; Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013; Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013; and Notes to Financial Statements. Additional financial information has been filed as Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5 to this Form 10-K.

To the Limited Partners of:

Polaris Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Patrick T. Egan
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

Management of the Partnership, Ceres (“Management”), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under Securities Exchange Act of 1934, as amended, and for the assessment of internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Partnership’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership’s transactions are being made only in accordance with authorizations of Management and the directors of Ceres; and

•

Provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect in the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, Management used the criteria set forth by the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner of	General Partner of
Polaris Futures Fund L.P.	Polaris Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Polaris Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Polaris Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Polaris Futures Fund L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

Polaris Futures Fund L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets:
Investments in Affiliated Trading Companies, at fair value (cost $50,349,104 and $69,876,038 at December 31, 2015 and 2014, respectively) (Note 6)	$51,786,441	$68,647,268

Total Assets	$51,786,441	$68,647,268

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to Limited Partners (Note 2m and 2n)	$1,306,287	$1,227,643

Total Liabilities	1,306,287	1,227,643

Partners’ Capital:
Class A (32,912.053 and 41,087.076 Units at December 31, 2015 and 2014, respectively)	33,203,425	44,556,904
Class B (5,670.757 and 7,618.551 Units at December 31, 2015 and 2014, respectively)	5,966,745	8,573,625
Class C (6,105.016 and 7,627.333 Units at December 31, 2015 and 2014, respectively)	6,699,759	8,907,494
Class D (3,072.942 and 3,072.942 Units at December 31, 2015 and 2014, respectively)	3,443,667	3,655,437
Class Z (977.266 and 1,372.607 Units at December 31, 2015 and 2014, respectively)	1,166,558	1,726,165

Total Partners’ Capital	50,480,154	67,419,625

Total Liabilities and Partners’ Capital	$51,786,441	$68,647,268

Net Asset Value per Unit
Class A	$1,008.85	$1,084.45
Class B	$1,052.20	$1,125.36
Class C	$1,097.42	$1,167.84
Class D	$1,120.64	$1,189.56
Class Z	$1,193.70	$1,257.58

The	accompanying notes are an integral part of these financial statements.

Polaris Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2015

	Fair Value	% of Partners’ Capital
Investments in Affiliated Trading Companies
Morgan Stanley Smith Barney Boronia I, LLC	$17,436,746	34.54%
Morgan Stanley Smith Barney Aspect I, LLC	17,235,691	34.14
Morgan Stanley Smith Barney Altis I, LLC	15,287,207	30.29
Morgan Stanley Smith Barney BHM I, LLC	1,826,797	3.62

Total Investments in Affiliated Trading Companies (cost of $50,349,104)	$51,786,441	102.59%

The accompanying notes are an integral part of these financial statements.

Polaris Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2014

	Fair Value	% of Partners’ Capital
Investments in Affiliated Trading Companies
Morgan Stanley Smith Barney Boronia I, LLC	$20,866,487	30.95%
Morgan Stanley Smith Barney Aspect I, LLC	11,807,221	17.51
Morgan Stanley Smith Barney Altis I, LLC	16,029,791	23.78
Morgan Stanley Smith Barney BHM I, LLC	19,943,769	29.58

Total Investments in Affiliated Trading Companies (cost of $69,876,038)	$68,647,268	101.82%

The accompanying notes are an integral part of these financial statements.

Polaris Futures Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Expenses:
Ongoing placement agent fees (Note 2j)	$1,021,750	$1,292,276	$2,288,483
General Partner fees (Note 2i)	605,708	767,582	1,376,260
Administrative fees (Note 2k)	151,427	191,895	295,416

Total Expenses	1,778,885	2,251,753	3,960,159

Net investment loss:	(1,778,885)	(2,251,753)	(3,960,159)

Trading Results:
Net realized gain (loss)	(5,289,822)	(7,174,464)	(3,265,524)
Net change in unrealized appreciation (depreciation) on investments	2,666,107	14,424,301	4,096,821

Total Net Realized and Unrealized Gain (Loss) on Investments	(2,623,715)	7,249,837	831,297

Net income (loss)	$(4,402,600)	$4,998,084	$(3,128,862)

Net income (loss) allocation
Class A	$(3,079,084)	$3,219,754	$(2,296,993)
Class B	$(521,957)	$622,666	$(347,633)
Class C	$(500,295)	$637,525	$(268,126)
Class D	$(211,770)	$307,266	$(180,851)
Class Z	$(89,494)	$210,873	$(35,259)

Net income (loss) per Unit*
Class A	$(75.60)	$80.85	$(27.76)
Class B	$(73.16)	$89.06	$(23.37)
Class C	$(70.42)	$97.75	$(18.66)
Class D	$(68.92)	$102.27	$(16.20)
Class Z	$(63.88)	$116.63	$(8.33)

	Units	Units	Units
Weighted average number of Units outstanding
Class A	38,666.136	50,586.687	86,592.829
Class B	6,920.009	9,319.442	16,262.004
Class C	6,794.642	8,309.822	17,241.015
Class D	3,072.942	3,909.714	7,525.602
Class Z	1,287.101	2,177.462	3,712.421

*	Represents the change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

Polaris Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2015, 2014 and 2013

	Class A	Class B	Class C	Class D	Class Z	Total
Partners’ Capital, December 31, 2012	$103,514,417	$19,925,811	$23,548,722	$9,650,670	$4,744,208	$161,383,828
Subscriptions	2,810,520	154,313	-	-	187,950	3,152,783
Net income (loss)	(2,296,993)	(347,633)	(268,126)	(180,851)	(35,259)	(3,128,862)
Redemptions	(39,029,306)	(6,620,134)	(10,980,614)	(3,929,408)	(1,686,709)	(62,246,171)

Partners’ Capital, December 31, 2013	64,998,638	13,112,357	12,299,982	5,540,411	3,210,190	99,161,578
Subscriptions	1,677,289	-	-	-	-	1,677,289
Net income (loss)	3,219,754	622,666	637,525	307,266	210,873	4,998,084
Redemptions	(25,338,777)	(5,161,398)	(4,030,013)	(2,192,240)	(1,694,898)	(38,417,326)

Partners’ Capital, December 31, 2014	44,556,904	8,573,625	8,907,494	3,655,437	1,726,165	67,419,625
Subscriptions	1,660,047	-	-	-	-	1,660,047
Net income (loss)	(3,079,084)	(521,957)	(500,295)	(211,770)	(89,494)	(4,402,600)
Redemptions	(9,934,442)	(2,084,923)	(1,707,440)	-	(470,113)	(14,196,918)

Partners’ Capital, December 31, 2015	$33,203,425	$5,966,745	$6,699,759	$3,443,667	$1,166,558	$50,480,154

	Class A	Class B	Class C	Class D	Class Z
Ending Units December 31, 2012	100,367.279	18,803.813	21,629.171	8,745.602	4,127.999
Subscriptions	2,719.276	143.686	-	-	163.298
Redemptions	(38,321.384)	(6,294.497)	(10,134.864)	(3,650.000)	(1,477.674)

Ending Units December 31, 2013	64,765.171	12,653.002	11,494.307	5,095.602	2,813.623
Subscriptions	1,643.001	-	-	-	-
Redemptions	(25,321.096)	(5,034.451)	(3,866.974)	(2,022.660)	(1,441.016)

Ending Units December 31, 2014	41,087.076	7,618.551	7,627.333	3,072.942	1,372.607
Subscriptions	1,524.332	-	-	-	-
Redemptions	(9,699.355)	(1,947.794)	(1,522.317)	-	(395.341)

Ending Units December 31, 2015	32,912.053	5,670.757	6,105.016	3,072.942	977.266

The accompanying notes are an integral part of these financial statements.

Polaris Futures Fund L.P.

Notes to Financial Statements

1.	Organization:

Polaris Futures Fund L.P. (the “Partnership”) was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4. “Financial Instruments of the Trading Companies”) through the Partnership’s investments in its affiliated trading companies (each, a “Trading Company” or collectively, the “Trading Companies”).

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

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner and commodity pool operator and as each Trading Company’s trading manager and commodity pool operator (the “General Partner”, “Ceres” or the “Trading Manager”, as the context requires). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Prior to June 28, 2013, Citigroup Inc. was the indirect minority owner of MSSBH. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent (the “Placement Agent”) to the Partnership. Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker. MS&Co. is referred to as the “Commodity Broker”. Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, option, and forward contract counterparty is MS&Co. to the extent a Trading Company trades options OTC foreign currency forward contracts. Morgan Stanley Wealth Management is a principal subsidiary of MSSBH. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

All trading decisions are made for the Partnership by Altis Partners (Jersey) Limited (“Altis”), Aspect Capital Limited (“Aspect”), Blenheim Capital Management, L.L.C (“Blenheim”) and Boronia Capital Pty. Ltd. (“Boronia”) each of which is a Trading Advisor. References herein to the Trading Advisor or the Trading Advisors may also include, to the extent set forth herein, Kaiser Trading Group Pty. Ltd. (“Kaiser”) and Man-AHL (USA) Ltd. (“Man-AHL”).

As of December 31, 2015 the Trading Companies to which the Partnership allocates its assets were Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”), Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”), Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”) and Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”). References herein to the Trading Company or the Trading Companies may also include, as relevant, Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) and Morgan Stanley Smith Barney AHL I, LLC (“AHL I, LLC”).

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

Polaris Futures Fund L.P.

Notes to Financial Statements

The Partnership’s financial statements have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro rata portion of the revenue and expense amounts from the Trading Companies is reflected as a “Total Net Realized and Unrealized Gain (Loss) on Investments” in the Statements of Income and Expenses. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. As of December 31, 2015 and 2014, the Partnership’s cash balance was zero.

Ceres is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement. In addition, Class Z Units are only being offered to certain individuals affiliated with Morgan Stanley at Ceres’ sole discretion. Class Z Unit holders are not subject to paying the ongoing placement agent fee (as defined in Note 2. “Basis of Presentation and Summary of Significant Accounting Policies”).

During June 2015, the General Partner determined to invest a portion of the Partnership’s and Trading Companies’ excess cash (the Partnership and Trading Companies’ assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills and/or other permitted investments. The Trading Companies receive interest on U.S. Treasury bills at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills or other permitted investments. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and Trading Companies may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and Trading Companies’ accounts in order to avoid early liquidation of U.S. Treasury bills. The General Partner may also determine to invest up to all of the Partnership’s and the Trading Companies’ assets in money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership and the Trading Companies, from the Administrative Fee (defined in Note 2k) it receives, the ordinary administrative expenses of the Partnership and Trading Companies. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator will not impact the Partnership’s breakeven point.

Polaris Futures Fund L.P.

Notes to Financial Statements

2.	Basis of Presentation and Summary of Significant Accounting Policies:

a.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and the differences could be material.

b.

Partnership’s Investments. The Partnership’s investments in the Trading Companies are stated at fair value, which are based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and losses, including realized gains/losses and the change in net unrealized gains/losses, of each Trading Company. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in the Trading Companies on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946 “Financial Services – Investment Companies” as of the Partnership’s reporting date. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interests, management fees, incentive fees, and other expenses), determined in accordance with GAAP.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly each Partnership’s pro-rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized appreciation (depreciation) on investments in the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership record realized gains or losses on its investments in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership’s use the first in first out method. The Partnerships maintain sufficient cash balances on hand to satisfy ongoing operating expenses. As of December 31, 2015 and 2014, the Partnership’s cash balances were zero.

Trading Companies’ Investments. All commodity interests of the Trading Companies, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in the trading account in the Trading Companies’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Trading Companies’ Statements of Income and Expenses.

Trading Company Cash. The Trading Companies’ cash is on deposit in commodity brokerage accounts with MS&Co. and will be maintained in cash, U.S. Treasury bills and/or other permitted investments and segregated as customer funds, to the extent required by the Commodity Futures Trading Commission (“CFTC”) regulations. From time to time, a portion of the Trading Companies’ excess cash (the Trading Companies’ assets not used for futures interest trading or required margin for such trading) may be invested by MS&Co. in permitted

Polaris Futures Fund L.P.

Notes to Financial Statements

investments chosen by the General Partner from time to time. The Trading Companies will receive 100% of the interest income earned on any excess cash invested in permitted investments. For excess cash which is not invested, MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the Trading Companies’ accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of such interest payments, daily funds do not include monies due to each Trading Company on Futures Interests that have not been received. MS&Co. will retain any excess interest earned on such uninvested cash in excess of the interest paid to the Trading Companies.

c.

Income Taxes. Income taxes are not listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

d.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

e.	Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with investment company guidance. (See Note 3, “Financial Highlights”).

f.

Recent Accounting Pronouncements. In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount in the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. As a result of this adoption, the investments that are measured at fair value based on the net asset value per share (or its equivalent) practical expedient have been removed from the fair value hierarchy in all periods presented in these financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant

Polaris Futures Fund L.P.

Notes to Financial Statements

assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

g.

Revenue Recognition. Net change in unrealized appreciation (depreciation) on investments in the Trading Companies is recorded based upon the proportionate share of the Partnership’s aggregate amount of the net performance recorded by each Trading Company.

h.

Valuation of Investments in Affiliated Trading Companies. The Partnership’s investments in affiliated Trading Companies are stated at fair value which, is based on (1) the Partnership’s net contribution to the Trading Companies and (2) its allocated share of the undistributed profits and losses, including net realized gains/losses and the net change in unrealized appreciation/depreciation of each Trading Company.

i.

General Partner Fees. The Partnership pays Ceres a monthly administration fee equal to 1/12th of 1.0% (a 1.0% annual rate) of the net asset value of each Class in the Partnership at the beginning of each month for services of operating and managing the Partnership.

j.

Ongoing Placement Agent Fees. Morgan Stanley Wealth Management currently serves as the Placement Agent and may appoint affiliates or third parties as additional Placement Agents. The Partnership pays the Placement Agent ongoing compensation on a monthly basis equal to a percentage of the net asset value of a limited partner’s Units as of the beginning of each month.

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

Polaris Futures Fund L.P.

Notes to Financial Statements

k.

Administrative Fees. The Partnership and the Trading Companies pay Ceres or its affiliates a monthly fee to cover all of the administrative, operating, offering, and organizational expenses (the “Administrative Fee”). The monthly Administrative Fee is capped at 1/12th of 0.25% (a 0.25% annual rate) of the beginning of the month net asset value of the Partnership.

l.

Continuing Offering. Units of the Partnership are offered in two Classes, identical in all material respects except for the ongoing Placement Agent fees charged. Depending on the aggregate amount invested in the Partnership, a limited partner will receive Class A or D Units in the Partnership. Prior to February 1, 2012, Units were offered in four Classes. Units within each Partnership Class were initially offered at $1,000 per Unit, except for Class D Units which were initially offered on March 1, 2009 at $1,300. Thereafter, Units are offered on a continuous basis as of the first day of each month (a “Subscription Date”) at the net asset value per Unit for each Class as of the last day of the immediately preceding month. The minimum subscription amount in the Partnership is $25,000, subject to the discretion of Ceres to accept a lower amount. The minimum subscription amount for ERISA/IRA investors is $10,000. Additional subscriptions can be made in increments of $10,000 if a limited partner has already met the minimum subscription amount, subject to the discretion of Ceres to accept a lower amount. The request for the subscriptions must be delivered to the limited partner’s Morgan Stanley Financial Advisor or Private Wealth Advisor at Morgan Stanley Wealth Management branch office in time for it to be forwarded to and received by Ceres, no later than 3:00 P.M., New York City time, on the third business day before the end of the month.

m.

Redemptions. Limited partners may redeem some or all of their Units at 100% of the net asset value per Unit as of the last day of any month (a “Redemption Date”). The request for redemption must be delivered to a limited partner’s Morgan Stanley Financial Advisor or Private Wealth Advisor at the limited partner’s Morgan Stanley Wealth Management branch office in time for it to be forwarded to and received by Ceres, no later than 3:00 P.M. New York City time, on the third business day before the end of the month in which the redemption is to be effective. Investors must maintain a minimum investment in the Partnership of three Units unless an investor is withdrawing his or her entire investment. Ceres may cause a limited partner to withdraw (in whole or in part) from the Partnership at any time and for any reason. Ceres will not cause a limited partner to withdraw if the value of his or her investment falls below the minimum described above due to the performance of the Partnership.

Ceres may also, in its sole discretion, permit redemptions by limited partners in any amount at any time. There are no redemption charges. Ceres endeavors to pay all redemptions within 10 business days after the applicable Redemption Date. Ceres may suspend redemptions in certain circumstances.

n.

Exchanges. Limited partners may redeem some or all of their Units in the Partnership on the Redemption Date and use the proceeds to purchase Units in any other commodity pools operated by the General Partner that are accepting subscriptions on the following Subscription Date; provided the limited partner meets the suitability criteria for the other commodity pool and has redeemed its Partnership Units according to the Limited Partnership Agreement. Investors also may redeem their Units in any other commodity pool operated by the General Partner and use the proceeds to purchase Units in the Partnership on the following Subscription Date; provided the potential limited partner meets the suitability criteria for the Partnership and has redeemed its Partnership Units in the other commodity pool(s) according to the applicable limited partnership agreement. In order to effect an exchange, the limited partner must send a subscription and exchange agreement and power of attorney to the limited partner’s Morgan Stanley Financial Advisor or Private Wealth Advisor, and that agreement must be forwarded by the Morgan Stanley Wealth Management branch office in time for it to be received by Ceres no later than 3:00 P.M., New York City time, on the third business day before the end of the month.

Polaris Futures Fund L.P.

Notes to Financial Statements

o.

Distributions. Distributions, other than redemptions of Units, are made on a pro rata basis at the sole discretion of Ceres. No distributions have been made to date. Ceres does not intend to make any distributions of the Partnership’s profits.

p.

Dissolution of the Partnership. The Partnership may be terminated upon any of the circumstances first to occur: (i) receipt by Ceres of a notice setting forth an election to terminate and dissolve the Partnership by limited partners holding not less than a majority of Units (as defined in the Limited Partnership Agreement), with or without cause, (ii) the withdrawal, insolvency, bankruptcy, dissolution, or liquidation of Ceres, (iii) the occurrence of an event which shall make it unlawful for the existence of the Partnership to be continued, or (iv) a determination by Ceres upon 60 days notice to the limited partners to terminate the Partnership.

q.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the events described in Note 8, “Subsequent Events,” there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

Polaris Futures Fund L.P.

Notes to Financial Statements

3.	Financial Highlights:

Financial highlights for each class of Units for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Class A	Class B	Class C	Class D	Class Z
Per Unit operating performance:
Net asset value per Unit, January 1, 2015:	$1,084.45	$1,125.36	$1,167.84	$1,189.56	$1,257.58

Net operating results:
Net investment loss	(33.88)	(29.82)	(25.40)	(22.95)	(15.24)
Net realized/unrealized gain (loss)	(41.72)	(43.34)	(45.02)	(45.97)	(48.64)

Net income (loss)	(75.60)	(73.16)	(70.42)	(68.92)	(63.88)

Net asset value per Unit, December 31, 2015:	$1,008.85	$1,052.20	$1,097.42	$1,120.64	$1,193.70

Ratios to average net assets:
Net investment loss (1)	-3.3%	-2.8%	-2.3%	-2.0%	-1.3%
Partnership expenses (1)	3.3%	2.8%	2.3%	2.0%	1.3%

Total return:	-7.0%	-6.5%	-6.0%	-5.8%	-5.1%

Per Unit operating performance:
Net asset value per Unit, January 1, 2014:	$1,003.60	$1,036.30	$1,070.09	$1,087.29	$1,140.95

Net operating results:
Net investment loss	(32.88)	(28.77)	(24.40)	(21.97)	(14.45)
Net realized/unrealized gain (loss)	113.73	117.83	122.15	124.24	131.08

Net income (loss)	80.85	89.06	97.75	102.27	116.63

Net asset value per Unit, December 31, 2014:	$1,084.45	$1,125.36	$1,167.84	$1,189.56	$1,257.58

Ratios to average net assets:
Net investment loss (1)	-3.3%	-2.8%	-2.3%	-2.0%	-1.3%
Partnership expenses (1)	3.3%	2.8%	2.3%	2.0%	1.3%

Total return:	8.1%	8.6%	9.1%	9.4%	10.2%

Per Unit operating performance:
Net asset value per Unit, January 1, 2013:	$1,031.36	$1,059.67	$1,088.75	$1,103.49	$1,149.28

Net operating results:
Net investment loss	(33.03)	(28.70)	(24.16)	(21.81)	(14.04)
Net realized/unrealized gain (loss)	5.27	5.33	5.50	5.61	5.71

Net income (loss)	(27.76)	(23.37)	(18.66)	(16.20)	(8.33)

Net asset value per Unit, December 31, 2013:	$1,003.60	$1,036.30	$1,070.09	$1,087.29	$1,140.95

Ratios to average net assets:
Net investment loss (1)	-3.2%	-2.7%	-2.2%	-2.0%	-1.2%
Partnership expenses (1)	3.2%	2.7%	2.2%	2.0%	1.2%

Total return:	-2.7%	-2.2%	-1.7%	-1.5%	-0.7%

(1)	Does not include investment income and the expenses of the Trading Companies in which the Partnership invests.

Polaris Futures Fund L.P.

Notes to Financial Statements

Ratios to Average Net Assets for Trading Companies as of December 31, 2015:

Interest income	—	(1)
Management fees	(1.54)%
Incentive fees	(0.91)%
Trading Company administrative fees	—	(1)

(1)	Amount less than 0.005%.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for each Class of Units using share of income, expenses and average net assets of the Partnership and excludes the income and expenses of the Trading Companies.

4.	Financial Instruments of the Trading Companies:

The Trading Advisors trade Futures Interests on behalf of the Trading Companies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Trading Companies’ Statements of Financial Condition as net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in the net change in unrealized gains (losses) in the Trading Companies’ Statements of Income and Expenses. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets in the Trading Companies’ Statements of Financial Condition. The difference between the fair value of an option and the premiums received/premiums paid is treated as an unrealized gain or loss within the Trading Companies’ Statements of Income and Expenses.

5.	Fair Value Measurements:

Trading Companies’ Investments: The fair value of exchange-traded futures, option and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of business on the last business day of the reporting period.

Polaris Futures Fund L.P.

Notes to Financial Statements

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro rata share of all revenue and expenses of the Trading Companies is reflected as unrealized gain (loss) on investments in the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership’s record realized gains or losses on its investments in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership’s use the first in first out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. As of December 31, 2015 and 2014, the Partnership’s cash balances were zero.

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies and the U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.

Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

The Trading Companies consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2)

As of and for the years ended December 31, 2015 and 2014, the Partnership’s investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Polaris Futures Fund L.P.

Notes to Financial Statements

6. Trading Advisors to the Trading Companies:

Ceres retains certain commodity Trading Advisors to make all trading decisions for the Trading Companies. The Trading Advisors and their strategies for each Trading Company as of December 31, 2015 are as follows:

Trading Company	Trading Advisor	Strategy

Altis I, LLC	Altis	Global Futures Program

Aspect I, LLC	Aspect	Aspect Diversified Program

BHM I, LLC	Blenheim	Global Markets Strategy

Program (Futures/FX)

Boronia I, LLC	Boronia	Boronia Diversified Program

At December 31, 2015, the Partnership’s investment in the Trading Companies represented approximately: Aspect I, LLC 33.28%; Altis I, LLC 29.52%; BHM I, LLC 3.53%; and Boronia I, LLC 33.67% of the total investments of the Partnership, respectively.

At December 31, 2014, the Partnership’s investment in the Trading Companies represented approximately: Aspect I, LLC 17.20%; Altis I, LLC 23.35%; BHM I, LLC 29.05%; and Boronia I, LLC 30.40% of the total investments of the Partnership, respectively.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

Effective June 30, 2014, Ceres terminated the advisory agreement among the General Partner, Kaiser and Kaiser I, LLC, pursuant to which Kaiser traded a portion of Kaiser I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Kaiser ceased all Futures Interests trading on behalf of Kaiser I, LLC (and, indirectly, the Partnership).

Effective October 31, 2013, Ceres terminated the advisory agreement among AHL I, LLC, the General Partner and Man-AHL, pursuant to which Man-AHL traded a portion of AHL I, LLC’s (and, indirectly the Partnership’s) assets in Futures Interests. Consequently, Man-AHL ceased all Futures Interests trading on behalf of AHL I, LLC (and, indirectly, the Partnership).

Effective January 2, 2013, Kaiser was added as a Trading Advisor to the Partnership.

Compensation to the Trading Advisors by the Trading Companies consists of a management fee and an incentive fee as follows:

Management Fee. Each Trading Company pays its Trading Advisor a monthly management fee based on a percentage of net assets allocated to each Trading Company as of the first day of each month.

Altis I, LLC

Altis I, LLC pays Altis a monthly fee equal to 1/12th of 1.25% (a 1.25% annual rate).

Aspect I, LLC

Aspect I, LLC pays Aspect a monthly fee equal to 1/12th of 1.5% (a 1.5% annual rate).

BHM I, LLC

BHM I, LLC pays Blenheim a monthly fee equal to 1/12th of 2% (a 2% annual rate).

Boronia I, LLC

    Effective January 1, 2015, the management fee percentage paid to Boronia was changed to 1/12th of 1.5% (a 1.5% annual rate) of the assets as of the first day of the month. For the period from January 1, 2013 to December 31, 2014, the Trading Company accrued and paid to Boronia a monthly management fee equal to 1/12th of (3.0% if the beginning net assets is less than or equal to US$60 million; 1.875% if the beginning net assets is greater than US$60 million and less than or equal to US$120 million; or 1.50% if the beginning net assets is greater than $120 million) based on the Trading Company’s beginning net assets plus additions less withdrawals (as of the beginning of the month).

Incentive Fee. As of December 31, 2015, each Trading Company pays each Trading Advisor a quarterly incentive fee equal to 20% of the trading profits earned by the applicable Trading Company. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Such fee is accrued on a monthly basis.

Trading profits represent the amount by which profits from Futures Interests trading exceed losses after management fees and administrative fees are deducted. When a Trading Advisor experiences losses with respect to net assets as of the end of a calendar quarter, the Trading Advisor must recover such losses before that Trading Advisor is eligible for an incentive fee in the future.

For all Trading Companies, contributions and withdrawals are permitted on a monthly basis. As of December 31, 2015 and 2014, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

Fair Value of Financial Instruments: The carrying value of the Trading Company’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the FASB ASC 825, Financial Instruments, approximates the fair value due to the short term nature of such balances.

Foreign Currency Transactions and Translation: The Trading Companies’ functional currency is the U.S. dollar; however, the Trading Companies may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in unrealized gains (losses) on open contracts in the Trading Companies’ Statements of Income and Expenses.

Brokerage, Clearing and Transaction Fees: Each Trading Company accrues and pays brokerage, clearing and transaction fees to MS&Co. Brokerage fees and transaction costs are paid as they are incurred on a half-turn basis at 100% of the rates that MS&Co. charges retail commodity customers and parties that are not clearinghouse members. In addition, the Trading Companies pay transactional and clearing fees as they are incurred.

Trading Company Administrative Fee. Each Trading Company pays Ceres a monthly fee to cover all administrative and operating expenses (the “Trading Company Administrative Fee”). The monthly Trading Company Administrative Fee is equal to 1/12th of 0.35% (a 0.35% annual rate) of the beginning of the month net assets of each Trading Company allocated to the Partnership.

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Trading Companies as of December 31, 2015 and 2014 is shown in the following tables.

	December 31, 2015		For the Year Ended December 31, 2015
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rate share of Net Income (Loss)	Partnership’s pro rate share of Management Fees	Partnership’s pro rate share of Incentive Fees	Partnership’s pro rate share of Administrative Fees	Investment Objective	Redemptions Permitted
BHM I, LLC	3.62%	$1,826,797	$(2,608,496)	$204,073	$-	$-	Commodity Portfolio	Monthly
Altis I, LLC	30.29%	15,287,207	82,592	190,131	-	-	Commodity Portfolio	Monthly
Aspect I, LLC	34.14%	17,235,691	1,448,878	204,225	362,351	-	Commodity Portfolio	Monthly
Boronia I, LLC	34.54%	17,436,746	(1,546,689)	320,902	178,955	-	Commodity Portfolio	Monthly

	December 31, 2014		For the Year Ended December 31, 2014
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rate share of Net Income (Loss)	Partnership’s pro rate share of Management Fees	Partnership’s pro rate share of Incentive Fees	Partnership’s pro rate share of Administrative Fees	Investment Objective	Redemptions Permitted
BHM I, LLC	29.58%	$19,943,769	$980,187	$553,719	$-	$-	Commodity Portfolio	Monthly
Altis I, LLC	23.78%	16,029,791	1,385,680	211,865	-	-	Commodity Portfolio	Monthly
Aspect I, LLC	17.51%	11,807,221	2,552,817	166,637	348,050	-	Commodity Portfolio	Monthly
Boronia I, LLC	30.95%	20,866,487	3,535,888	299,747	883,972	-	Commodity Portfolio	Monthly
Kaiser I, LLC	-%	—	(1,204,735)	96,795	-	-	Commodity Portfolio	Monthly

7.	Investment Risks:

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

The credit risk on Futures Interests arises from the potential inability of counterparties to perform under the terms of the contracts. Each Trading Company has credit risk because the commodity brokers will act as the futures commission merchants or the counterparties with respect to most of each Trading Company’s assets. Each Trading Company’s exposure to credit risk associated with counterparty nonperformance is typically limited to the cash deposits with, or other form of collateral held by, the counterparty. As of December 31, 2015, approximately 76.31 % of the Partnership’s total investment exposure through its investment in the Trading Companies is futures contracts which are exchange-traded while approximately 23.69 % is forward contracts which are off-exchange-traded.

8.	Subsequent Events:

Effective January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim and BHM I, LLC, pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interest. Consequently, Blenheim ceased all Futures Interests trading on behalf of BHM I, LLC (and, indirectly, the Partnership). Effective on or about February 1, 2016, the Partnership reallocated the assets formerly allocated to Blenheim among the existing commodity Trading Advisors in the Partnership

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total net realized and unrealized gain (loss) on investments	$1,265,500	$4,004,879	$(9,338,940)	$1,444,846
Total expenses	(396,070)	(405,706)	(472,723)	(504,386)

Net income (loss)	$869,430	$3,599,173	$(9,811,663)	$940,460

Net income (loss) per Unit:
Class A	$13.65	$61.16	$(164.59)	$14.18

Class B	$15.54	$64.89	$(169.73)	$16.14

Class C	$17.55	$68.83	$(175.02)	$18.22

Class D	$18.60	$70.88	$(177.71)	$19.31

Class Z	$22.01	$77.37	$(186.06)	$22.80

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total net realized and unrealized gain (loss) on investments	$1,919,448	$3,019,858	$4,878,210	$(2,567,679)
Total expenses	(497,669)	(512,903)	(554,461)	(686,720)

Net income (loss)	$1,421,779	$2,506,955	$4,323,749	$(3,254,399)

Net income (loss) per Unit:
Class A	$22.19	$36.55	$57.15	$(35.04)

Class B	$24.40	$39.18	$60.40	$(34.92)

Class C	$26.74	$41.97	$63.79	$(34.75)

Class D	$27.96	$43.42	$65.54	$(34.65)

Class Z	$31.83	$48.00	$71.07	$(34.27)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework 2013. Ceres has concluded that, as of December 31, 2015, the Partnership’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B.   OTHER INFORMATION

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President of the General Partner and Chairman of the Board of Directors. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of Morgan Stanley Investment Management since February 2015 the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2015 were timely and correctly made.

Code of Ethics

The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Ceres. The President, Chief Financial Officer, and each member of the Board of Directors of Ceres are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www.morganstanley.com/individual/our commitment/codeofconduct.html.

The Audit Committee

The Partnership is operated by its general partner, Ceres, and has no audit committee.

Item 11.   EXECUTIVE COMPENSATION

The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the business affairs of the Partnership. The Partnership pays Ceres a monthly General Partner fee equal to 1/12th of 1.0% (a 1.0% annual rate) of the net asset value of each Class of Units at the beginning of each month, and the Partnership and the Trading Companies pay Ceres or its affiliates a monthly fee to cover all of the administrative, operating, and offering and organizational expenses, capped at 1/12th of 0.25% (a 0.25% annual rate) of the net asset value of the Partnership at the beginning of each month.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners – As of February 29, 2016, William Merchantz Trust, 723W North St, Hinsdale, IL 60521-3001 was the beneficial owner of 2,530.630 Class D Units, representing ownership of 5.58 percent of the outstanding Units of the Partnership.

(b) Security Ownership of Management - At December 31, 2015, Ceres owned 508.224 Units of general partnership interest, representing a 1.04 percent interest in the Partnership.

(c)	Changes in Control – None.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management and the General Partner would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

MS&Co., on behalf of the Partnership, pays all accounting fees. The Partnership reimburses MS&Co. through the Partnership administrative fee it pays, as discussed in the Notes to Financial Statements which are referenced in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“D&T”) for the years ended December 31, 2015 and 2014 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015:	$202,900
2014:	$193,600

(2)	Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay D&T any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)	All Other Fees. None.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements

The following financial statements and report of independent registered public accounting firm are filed in Item 8 of this Form 10-K:

-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition as of December 31, 2015 and 2014.

-	Condensed Schedules of Investments as of December 31, 2015 and 2014.

-	Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

-	Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

-	Notes to Financial Statements.

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

POLARIS FUTURES FUND L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 29, 2016	By:	/s/ Patrick T. Egan

Patrick T. Egan,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Patrick T. Egan	March 29, 2016

Patrick T. Egan, President, Director

	/s/	Steven Ross	March 29, 2016

Steven Ross, Chief Financial Officer, Director, Principal Accounting Officer

	/s/	M. Paul Martin	March 29, 2016

M. Paul Martin, Director

	/s/	Feta H. Zabeli	March 29, 2016

Feta H. Zabeli, Director

EXHIBIT INDEX

ITEM

3.1!	Certificate of Limited Partnership of Morgan Stanley Managed Futures HV, L.P., dated February 22, 2007.

3.2+	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of June 1, 2009.

3.3†	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of October 1, 2009.

3.4††	Fifth Amended and Restated Limited Partnership Agreement of the Registrant, dated as of January 1, 2016.

10.1!	Form of Operating Agreement for the Trading Companies.

10.2!!	Advisory Agreement among Morgan Stanley Managed Futures Altis I, LLC, the General Partner and Altis Partners (Jersey) Limited, dated April 30, 2007.

10.3!!	Advisory Agreement among Morgan Stanley Managed Futures Aspect I, LLC, the General Partner and Aspect Capital Limited, dated April 30, 2007.

10.4$	Amended and Restated Advisory Agreement, among Morgan Stanley Smith Barney BHM I, LLC, the General Partner and Blenheim Capital Management, L.L.C., dated as of March 1, 2014.

10.5!	Form of Subscription and Exchange Agreement and Power of Attorney.

10.6!	Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto, and the General Partner, dated as of November 28, 2007.

10.7!	Customer Agreement among Morgan Stanley & Co. International plc and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.

E-1

10.8!	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.

10.9!	Escrow Agreement by and among The Bank of New York, Demeter Management Corporation and the entities listed on Annex A thereto, dated July 25, 2007.

10.10++	Amended and Restated Commodity Futures Customer Agreement between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto dated as of November 12, 2013.

10.11!	Amendment to Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto and the General Partner, dated March 26, 2008.

10.12!	Rider to Customer Agreement among Morgan Stanley & Co. International PLC and the Trading companies listed on Schedule A thereto dated March 26, 2008.

10.13!	Rider to Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated March 26, 2008.

10.14!!	Advisory Agreement among Morgan Stanley Managed Futures GMF I, LLC, Demeter Management Corporation and Grinham Managed Funds Pty. Ltd, dated April 1, 2008.

10.15**	Amendment No. 1 to Advisory Agreement, dated as of January 1, 2013, by and among the General Partner, Morgan Stanley Smith Barney Boronia I, LLC, and Boronia Capital Pty. Ltd.

10.16••	Amendment No. 2 to the Advisory Agreement among the General Partner, Morgan Stanley Smith Barney Boronia I, LLC and Boronia Capital Pty. Ltd., dated as of January 1, 2015.

10.17*•	Advisory Agreement among Morgan Stanley Smith Barney AHL I, LLC, Ceres Managed Futures LLC and Man-AHL (USA) Ltd., dated May 4, 2011.

10.18$	Advisory Agreement among Morgan Stanley Managed Futures Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty Ltd., dated April 30, 2007.

10.19$	Amendment No. 1 to the Advisory Agreement among Morgan Stanley Smith Barney Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty Ltd., dated March 1, 2012.

10.20$	Amendment No. 2 to the Advisory Agreement among Morgan Stanley Smith Barney Kaiser I, LLC, the General Partner, and Kaiser Trading Group Pty Ltd., dated January 1, 2013.

10.21$	Amended and Restated Alternative Investment Selling Agent Agreement, dated as of March 3, 2016, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

10.22#	Amended and Restated Master Services Agreement, effective as of March 15, 2015, by and among SS&C Technologies, Inc., the General Partner and each of the collective investment vehicles listed in Schedule C thereto.

10.23##	U.S. Treasury Securities Purchase Authorization Agreement, effective as of June 1, 2015, by and among MS&Co. and the Partnership.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2

32.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Morgan Stanley Smith Barney Altis I, LLC Financial Statements.

99.2	Morgan Stanley Smith Barney Aspect I, LLC Financial Statements.

99.3	Morgan Stanley Smith Barney BHM I, LLC Financial Statements.

99.4	Morgan Stanley Smith Barney Boronia I, LLC Financial Statements.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

!	Incorporated herein by reference from the Registrant’s Form 10, filed on August 8, 2008.

+	Incorporated herein by reference from the Registrant’s Form 8-K, filed on June 4, 2009.

†	Incorporated herein by reference from the Registrant’s Form 8-K, filed on October 1, 2009.

•	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on August 15, 2011.

!!	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 27, 2013.

++	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 14, 2013.

$	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 29, 2014.

**	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on May 14, 2014.

••	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 30, 2015.

#	Incorporated herein by reference from the Registrant’s Form 8-K, filed on August 6, 2015.

##	Incorporated herein by reference from the Registrant’s Form 8-K, filed on November 4, 2015.

††	Incorporated herein by reference from the Registrant’s Form 8-K, filed on January 7, 2016.

$$	Incorporated herein by reference from the Registrant’s Form 8-K, filed on March 8, 2016.

*	Confidential treatment has been granted with respect to the omitted portions of this exhibit.

      ^ Submitted electronically herewith.

E-3