Form 10-Q
period 2016-06-30
Polaris Futures Fund L.P.
filed 2016-08-11
CIK 1428040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 31, 2016, 28,821.805 Limited Partnership Class A Units were outstanding, 4,021.814 Limited Partnership Class B Units were outstanding, 2,497.802 Limited Partnership Class C Units were outstanding, 3,072.942 Limited Partnership Class D Units were outstanding, and 407.560 Limited Partnership Class Z Units were outstanding.

POLARIS FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Polaris Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Investments in the Affiliated Trading Companies, at fair value (cost $27,238,815 and $50,349,104 at June 30, 2016 and December 31, 2015, respectively)	$28,591,663	$51,786,441
Redemptions receivable from Affiliated Trading Company	13,381,402	-
Expense reimbursement	193	-
Cash at bank	1,591	-

Total assets	$41,974,849	$51,786,441

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to Limited Partners	$1,748,781	$1,306,287

Total liabilities	1,748,781	1,306,287

Partners’ Capital:
Class A (29,435.614 and 32,912.053 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	28,980,862	33,203,425
Class B (4,141.723 and 5,670.757 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	4,263,618	5,966,745
Class C (2,497.802 and 6,105.016 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	2,688,573	6,699,759
Class D (3,072.942 and 3,072.942 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	3,381,875	3,443,667
Class Z (774.321 and 977.266 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	911,140	1,166,558

Total partners’ capital (net asset value)	40,226,068	50,480,154

Total liabilities and partners’ capital	$41,974,849	$51,786,441

Net asset value per Unit:
Class A	$984.55	$1,008.85
Class B	$1,029.43	$1,052.20
Class C	$1,076.37	$1,097.42
Class D	$1,100.53	$1,120.64
Class Z	$1,176.70	$1,193.70

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Schedule of Investments

June 30, 2016

(Unaudited)

	Fair Value	% of Partners’ Capital
Investments in the Affiliated Trading Companies
Morgan Stanley Smith Barney Boronia I, LLC	$12,611,673	31.35%
Morgan Stanley Smith Barney Aspect I, LLC	15,979,990	39.73

Total Investments in the Affiliated Trading Companies (cost of $27,238,815)	$28,591,663	71.08%

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Schedule of Investments

December 31, 2015

	Fair Value	% of Partners’ Capital
Investments in the Affiliated Trading Companies
Morgan Stanley Smith Barney Boronia I, LLC	$17,436,746	34.54%
Morgan Stanley Smith Barney Aspect I, LLC	17,235,691	34.14
Morgan Stanley Smith Barney Altis I, LLC	15,287,207	30.29
Morgan Stanley Smith Barney BHM I, LLC	1,826,797	3.62

Total Investments in the Affiliated Trading Companies (cost of $50,349,104)	$51,786,441	102.59%

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expenses:
Ongoing placement agent fees	$182,515	$271,860	$392,997	$561,519
General Partner fees	106,778	160,690	231,876	332,472
Administrative fees	26,694	40,173	57,969	83,118
Other fees	197	-	393	-

Total expenses	316,184	472,723	683,235	977,109
Expense reimbursements	(584)	-	(1,178)	-

Net expenses	315,600	472,723	682,057	977,109

Net investment loss	(315,600)	(472,723)	(682,057)	(977,109)

Trading Results:
Net gains (losses) on investments in the Affiliated Trading Companies:
Net realized gains (losses) on investments in the Affiliated Trading Companies	(941,313)	(1,598,770)	(213,937)	(2,263,932)
Net change in unrealized gains (losses) on investments in the Affiliated Trading Companies	543,126	(7,740,170)	(84,489)	(5,630,162)

Total trading results	(398,187)	(9,338,940)	(298,426)	(7,894,094)

Net income (loss)	$(713,787)	$(9,811,663)	$(980,483)	$(8,871,203)

Net income (loss) allocation
Class A	$(480,878)	$(6,585,760)	$(745,943)	$(5,998,625)
Class B	$(64,884)	$(1,215,309)	$(84,639)	$(1,091,618)
Class C	$(119,001)	$(1,215,454)	$(80,627)	$(1,076,466)
Class D	$(38,803)	$(546,089)	$(61,792)	$(486,742)
Class Z	$(10,221)	$(249,051)	$(7,482)	$(217,752)

Net income (loss) per Unit*
Class A	$(14.43)	$(164.59)	$(24.30)	$(150.41)
Class B	$(13.78)	$(169.73)	$(22.77)	$(153.59)
Class C	$(13.04)	$(175.02)	$(21.05)	$(156.80)
Class D	$(12.63)	$(177.71)	$(20.11)	$(158.40)
Class Z	$(11.26)	$(186.06)	$(17.00)	$(163.26)

	Units	Units	Units	Units
Weighted average number of Units outstanding
Class A	30,715.555	40,437.943	31,483.129	40,861.539
Class B	4,628.856	7,160.227	4,873.845	7,369.283
Class C	3,717.041	6,944.541	4,705.136	7,284.050
Class D	3,072.942	3,072.942	3,072.942	3,072.942
Class Z	854.017	1,345.815	892.157	1,359.138

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
Partners’ Capital, December 31, 2015	$33,203,425	$5,966,745	$6,699,759	$3,443,667	$1,166,558	$50,480,154
Net income (loss)	(745,943)	(84,639)	(80,627)	(61,792)	(7,482)	(980,483)
Redemptions	(3,476,620)	(1,618,488)	(3,930,559)	-	(247,936)	(9,273,603)

Partners’ Capital, June 30, 2016	$28,980,862	$4,263,618	$2,688,573	$3,381,875	$911,140	$40,226,068

Partners’ Capital, December 31, 2014	$44,556,904	$8,573,625	$8,907,494	$3,655,437	$1,726,165	$67,419,625
Subscriptions	1,568,867	-	-	-	-	1,568,867
Net income (loss)	(5,998,625)	(1,091,618)	(1,076,466)	(486,742)	(217,752)	(8,871,203)
Redemptions	(4,029,344)	(523,914)	(809,833)	-	(51,729)	(5,414,820)

Partners’ Capital, June 30, 2015	$36,097,802	$6,958,093	$7,021,195	$3,168,695	$1,456,684	$54,702,469

	Class A	Class B	Class C	Class D	Class Z
Ending Units, December 31, 2015	32,912.053	5,670.757	6,105.016	3,072.942	977.266
Redemptions	(3,476.439)	(1,529.034)	(3,607.214)	-	(202.945)

Ending Units, June 30, 2016	29,435.614	4,141.723	2,497.802	3,072.942	774.321

Ending Units, December 31, 2014	41,087.076	7,618.551	7,627.333	3,072.942	1,372.607
Subscriptions	1,428.466	-	-	-	-
Redemptions	(3,868.748)	(458.324)	(682.793)	-	(41.481)

Ending Units, June 30, 2015	38,646.794	7,160.227	6,944.540	3,072.942	1,331.126

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Polaris Futures Fund L.P. (the “Partnership”) was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments of the Trading Companies”) through the Partnership’s investments in its affiliated trading companies (each, a “Trading Company” or collectively, the “Trading Companies”).

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

As of June 30, 2016, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”) and Boronia Capital Pty. Ltd. (“Boronia”), each of which is a Trading Advisor.

As of June 30, 2016, the Trading Companies consisted of Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”) and Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”).

Effective June 30, 2016, the General Partner terminated the advisory agreement, dated as of April 30, 2007, among Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”), the General Partner and Altis Partners (Jersey) Limited (“Altis”), pursuant to which Altis traded a portion of the Partnership’s assets. Consequently, Altis ceased all futures interest trading on behalf of Altis I, LLC (and, indirectly, the Partnership). References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Altis. References herein to the Trading Company or the Trading Companies may also include, as relevant, Altis I, LLC.

Effective as of the close of business on January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim Capital Management, L.L.C. (“Blenheim”) and Morgan Stanley Smith Barney BHM, I LLC (“BHM I, LLC), pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Blenheim ceased all Futures Interest trading on behalf of BHM I, LLC (and, indirectly, the Partnership). References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Blenheim. References herein to the Trading Company or the Trading Companies may also include, as relevant, BHM I, LLC.

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

(Unaudited)

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

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016 and December 31, 2015, the results of its operations for the three and six months ended June 30, 2016 and 2015, and changes in partners’ capital for the six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized gains (losses) on investments in the Affiliated Trading Companies in the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership records a realized gain or loss on its investments in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first-in first-out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses. As of June 30, 2016 and December 31, 2015, the Partnership’s total cash balance was $1,591 and $0, respectively.

Partnership’s Investments: The Partnership’s investments in the Trading Companies are stated at fair value, which are based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and losses, including realized gains/losses and net change in unrealized gains/losses, of each Trading Company. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in the Trading Companies on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946 “Financial Services – Investment Companies” as of the Partnership’s reporting date. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interests, management fees, incentive fees, and other expenses), determined in accordance with GAAP.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Trading Companies’ Investments: All commodity interests of the Trading Companies, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in the trading account in the Trading Companies’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Trading Companies’ Statements of Income and Expenses.

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

Net Income (Loss) per Unit: Net income (loss) per Unit is calculated in accordance with ASU 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

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

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Class of Units for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30, 2016
	Class A		Class B		Class C		Class D		Class Z
Per Unit performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(6.56)		$(6.83)		$(7.07)		$(7.24)		$(7.66)
Net investment loss	(7.87)		(6.95)		(5.97)		(5.39)		(3.60)

Increase (decrease) for the period	(14.43)		(13.78)		(13.04)		(12.63)		(11.26)
Net asset value per Unit, beginning of period	998.98		1,043.21		1,089.41		1,113.16		1,187.96

Net asset value per Unit, end of period	$984.55		$1,029.43		$1,076.37		$1,100.53		$1,176.70

	Three Months Ended June 30, 2016
	Class A		Class B		Class C		Class D		Class Z
Ratios to average Limited Partners’ Capital: **
Net investment loss	(3.3)%		(2.8)%		(2.5)%		(2.0)%		(1.3)%

Partnership expenses before expense reimbursements	3.3%		2.8%		2.5%		2.0%		1.3%
Expense reimbursements	0.0	%***	0.0	%***	0.0	%***	0.0	%***	0.0	%***

Partnership expenses after expense reimbursements	3.3%		2.8%		2.5%		2.0%		1.3%

Total return	(1.4)%		(1.3)%		(1.2)%		(1.1)%		(0.9)%

	Six Months Ended June 30, 2016
	Class A		Class B		Class C		Class D		Class Z
Per Unit performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(8.01)		$(8.38)		$(8.68)		$(8.96)		$(9.57)
Net investment loss	(16.29)		(14.39)		(12.37)		(11.15)		(7.43)

Increase (decrease) for the period	(24.30)		(22.77)		(21.05)		(20.11)		(17.00)
Net asset value per Unit, beginning of period	1,008.85		1,052.20		1,097.42		1,120.64		1,193.70

Net asset value per Unit, end of period	$984.55		$1,029.43		$1,076.37		$1,100.53		$1,176.70

	Six Months Ended June 30, 2016
	Class A		Class B		Class C		Class D		Class Z
Ratios to average Limited Partners’ Capital: **
Net investment loss	(3.3)%		(2.8)%		(2.5)%		(2.0)%		(1.3)%

Partnership expenses before expense reimbursements	3.3%		2.8%		2.5%		2.0%		1.3%
Expense reimbursements	0.0	%***	0.0	%***	0.0	%***	0.0	%***	0.0	%***

Partnership expenses after expense reimbursements	3.3%		2.8%		2.5%		2.0%		1.3%

Total return	(2.4)%		(2.2)%		(1.9)%		(1.8)%		(1.4)%

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended June 30, 2015
	Class A	Class B	Class C	Class D	Class Z
Per Unit performance (for a unit outstanding throughout the period)*
Net realized and unrealized gains (losses)	$(155.93)	$(162.12)	$(168.55)	$(171.84)	$(182.17)
Net investment loss	(8.66)	(7.61)	(6.47)	(5.87)	(3.89)

Increase (decrease) for the period	(164.59)	(169.73)	(175.02)	(177.71)	(186.06)
Net asset value per Unit, beginning of period	1,098.63	1,141.50	1,186.06	1,208.87	1,280.38

Net asset value per Unit, end of period	$934.04	$971.77	$1,011.04	$1,031.16	$1,094.32

	Three Months Ended June 30, 2015
	Class A	Class B	Class C	Class D	Class Z
Ratios to average Limited Partners’ Capital: **
Net investment loss	(3.4)%	(2.8)%	(2.3)%	(2.1)%	(1.3)%

Partnership expenses before expense reimbursements	3.4%	2.8%	2.3%	2.1%	1.3%
Expense reimbursements	0.0%	0.0%	0.0%	0.0%	0.0%

Partnership expenses after expense reimbursements	3.4%	2.8%	2.3%	2.1%	1.3%

Total return	(1.4)%	(1.3)%	(1.2)%	(1.1)%	(0.1)%

	Six Months Ended June 30, 2015
	Class A	Class B	Class C	Class D	Class Z
Per Unit performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(132.80)	$(138.10)	$(143.63)	$(146.48)	$(155.37)
Net investment loss	(17.61)	(15.49)	(13.17)	(11.92)	(7.89)

Increase (decrease) for the period	(150.41)	(153.59)	(156.80)	(158.40)	(163.26)
Net asset value per Unit, beginning of period	1,084.45	1,125.36	1,167.84	1,189.56	1,257.58

Net asset value per Unit, end of period	$934.04	$971.77	$1,011.04	$1,031.16	$1,094.32

	Six Months Ended June 30, 2015
	Class A	Class B	Class C	Class D	Class Z
Ratios to average Limited Partners’ Capital: **
Net investment loss	(3.4)%	(2.8)%	(2.3)%	(2.1)%	(1.3)%

Partnership expenses before expense reimbursements	3.4%	2.8%	2.3%	2.1%	1.3%
Expense reimbursements	0.0%	0.0%	0.0%	0.0%	0.0%

Partnership expenses after expense reimbursements	3.4%	2.8%	2.3%	2.1%	1.3%

Total return	(2.4)%	(2.2)%	(1.9)%	(1.8)%	(1.4)%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized.

***	Due to rounding.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for each Class of Units using share of income, expenses and average Partners’ Capital of the Partnership and excludes the income and expenses of the Trading Companies.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

4.	Financial Instruments of the Trading Companies:

The Trading Advisors trade Futures Interests on behalf of the Trading Companies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Trading Companies’ Statements of Financial Condition as net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in net change in unrealized gains (losses) on open contracts in the Trading Companies’ Statements of Income and Expenses. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Trading Companies do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Trading Companies’ Statements of Income and Expenses.

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

Gains and losses on open positions of exchange-traded futures, exchange-traded forwards, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

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

Trading Companies’ Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Trading Companies’ Investments: The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of business on the last business day of the reporting period.

The Trading Companies consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

6.	Trading Advisors to the Trading Companies:

At June 30, 2016, the Partnership’s investment in the Trading Companies represented approximately: Aspect I, LLC 55.9% and Boronia I, LLC 44.1% of the total investments of the Partnership, respectively.

At December 31, 2015, the Partnership’s investment in the Trading Companies represented approximately: Aspect I, LLC 33.3%; Altis I, LLC 29.5%; BHM I, LLC 3.5%; and Boronia I, LLC 33.7% of the total investments of the Partnership, respectively.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

The tables below represent summarized results of operations for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2016 and 2015, respectively.

For the three months ended June 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)

Altis I, LLC	$(88,357)	$(933,808)	$(1,022,165)
Aspect I, LLC	(76,253)	(325,234)	(401,487)
Boronia I, LLC	(1,082,633)	4,790,599	3,707,966

For the six months ended June 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)

BHM I, LLC*	$(170,710)	$(6,343,252)	$(6,513,962)
Altis I, LLC	(171,789)	(2,453,952)	(2,625,741)
Aspect I, LLC	(215,932)	73,807	(142,125)
Boronia I, LLC	(1,773,815)	11,497,535	9,723,720

For the three months Ended June 30, 2015	Net Investment Loss	Total Trading Results	Net Income (Loss)

BHM I, LLC	$(1,040,329)	$(5,098,888)	$(6,139,217)
Altis I, LLC	(75,277)	(2,845,059)	(2,920,336)
Aspect I, LLC	(58,702)	(1,795,320)	(1,854,022)
Boronia I, LLC	(1,524,290)	(22,450,025)	(23,974,315)

For the six months ended June 30, 2015	Net Investment Loss	Total Trading Results	Net Income (Loss)

BHM I, LLC	$(2,388,693)	$(26,057,003)	$(28,445,696)
Altis I, LLC	(151,059)	(925,249)	(1,076,308)
Aspect I, LLC	(370,380)	(451,623)	(822,003)
Boronia I, LLC	(3,589,857)	(16,761,597)	(20,351,454)

* From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Trading Companies is shown in the following tables.

	June 30, 2016		For the three months ended June 30, 2016
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Altis I, LLC	-%	$-	$(896,371)	$44,855	$-	$-	Commodity Portfolio	Monthly
Aspect I, LLC	39.73%	15,979,990	(355,981)	59,029	-	-	Commodity Portfolio	Monthly
Boronia I, LLC	31.35%	12,611,673	854,165	46,910	130,127	-	Commodity Portfolio	Monthly

	June 30, 2016		For the six months ended June 30, 2016
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
BHM I, LLC*	-%	$-	$(159,081)	$3,045	$-	$-	Commodity Portfolio	Monthly
Altis I, LLC	-%	-	(2,307,557)	97,207	-	-	Commodity Portfolio	Monthly
Aspect I, LLC	39.73%	15,979,990	(125,298)	119,979	56,710	-	Commodity Portfolio	Monthly
Boronia I, LLC	31.35%	12,611,673	2,293,510	108,038	144,559	-	Commodity Portfolio	Monthly

	December 31, 2015		For the three months ended June 30, 2015
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
BHM I, LLC	3.62%	$1,826,797	$(478,795)	$66,695	$-	$-	Commodity Portfolio	Monthly
Altis I, LLC	30.29%	15,287,207	(2,571,521)	48,586	-	-	Commodity Portfolio	Monthly
Aspect I, LLC	34.14%	17,235,691	(1,634,877)	44,317	-	-	Commodity Portfolio	Monthly
Boronia I, LLC	34.54%	17,436,746	(4,653,747)	87,803	-	-	Commodity Portfolio	Monthly

	December 31, 2015		For the six months ended June 30, 2015
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
BHM I, LLC	3.62%	$1,826,797	$(2,296,941)	$159,561	$-	$-	Commodity Portfolio	Monthly
Altis I, LLC	30.29%	15,287,207	(936,469)	95,944	-	-	Commodity Portfolio	Monthly
Aspect I, LLC	34.14%	17,235,691	(722,757)	87,261	228,030	-	Commodity Portfolio	Monthly
Boronia I, LLC	34.54%	17,436,746	(3,937,927)	175,393	178,955	-	Commodity Portfolio	Monthly

* From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Subsequent Events:

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

As of June 30, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 25.8%; Currency 33.2%; Equity 18.5%; and Commodity 22.5%.

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

The Trading Companies’ investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Trading Companies from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

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

As of June 30, 2016, approximately 66.9% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 33.1% is forward contracts which are off-exchange-traded.

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

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

As of June 30, 2016 and March 31, 2016, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 6/30/2016	Allocation as of 3/31/2016
Altis I, LLC	-%	36.3%
Aspect I, LLC	55.9%	34.5%
Boronia I, LLC	44.1%	29.2%

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

For the Three and Six Months Ended June 30, 2016

The Partnership recorded a loss in total trading results of $398,187 and net expenses totaling $315,600, resulting in a net loss of $713,787 for the three months ended June 30, 2016. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV Per Unit at 6/30/16	NAV Per Unit at 3/31/16
A	$984.55	$998.98
B	$1,029.43	$1,043.21
C	$1,076.37	$1,089.41
D	$1,100.53	$1,113.16
Z	$1,176.70	$1,187.96

During the second quarter, the Partnership posted a loss in net asset value per Unit as trading gains within the global interest rate, currency, and agricultural sectors offset losses in energy, metals, and global stock index sectors. The most significant losses were incurred within the energy complex during April and May from short positions in crude oil and its related products as prices rose as U.S. crude production declined, easing a global supply glut. Losses within the metals sector were recorded during May from long precious metals futures positions as prices declined as a strengthening U.S. dollar diminished investor demand. Additional losses were experienced in this sector during June from short industrial metals positions as prices increased after weak Chinese manufacturing data fueled optimism that more stimulus was on the way to bolster growth from the world’s biggest consumer of industrial metals. Within the global stock index sector, losses were incurred during the second quarter from long and short global equity index futures positions as prices whipsawed throughout the quarter amid speculation on government stimulus, corporate earnings, and implications of the U.K. leaving the European Union. The Partnership’s losses for the quarter were offset by gains achieved within the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. Within the currency sector, gains were experienced primarily during June from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the New Zealand dollar increased following a decision by Reserve Bank of New Zealand to hold off on cutting interest rates. Additional gains were recorded within the agricultural sector primarily during June from long sugar futures positions as poor growing conditions in Thailand, possible weather delays in the Brazilian harvest, and an expected supply shortfall next year all helped lift prices higher.

The Partnership recorded a loss in total trading results of $298,426 and net expenses totaling $682,057, resulting in a net loss of $980,483 for the six months ended June 30, 2016. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV Per Unit at 6/30/16	NAV Per Unit at 12/31/15

A	$984.55	$1,008.85
B	$1,029.43	$1,052.20
C	$1,076.37	$1,097.42
D	$1,100.53	$1,120.64
Z	$1,176.70	$1,193.70

During the first six months of the year, the Partnership posted a loss in net asset value per Unit as trading gains within the global interest rate and currency sectors offset losses in metals, agricultural, global stock index, and energy sectors. The most significant losses were recorded within the metals complex during January from short precious metals positions as prices increased as uncertainty in Chinese financial markets, plunging oil prices, and signs of softening U.S. economic growth all bolstered the safe haven appeal of the metals. Additional losses were recorded during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve after the Chinese government signaled increased support for economic stimulus. During May, losses within the metals sector were recorded from long precious metals futures positions as prices declined as a strengthening U.S. dollar diminished investor demand. Further losses in this sector were experienced during June from short industrial metals positions as prices increased after weak Chinese manufacturing data fueled optimism that more stimulus was on the way to bolster growth from the world’s biggest consumer of industrial metals. Within the agricultural sector, losses were experienced during January from long cocoa futures positions after better-than-expected supplies from West Africa, prospects of waning chocolate demand, and a broader commodity market sell-off sent cocoa futures prices lower. Further losses in this sector were incurred during March from short coffee futures positions as prices were boosted by a combination of a stronger Brazilian real potentially reducing exports and concerns regarding dry weather in Colombian and Brazilian coffee growing regions. Within the global stock index sector, losses were incurred during April through June from long and short global equity index futures positions as prices whipsawed amid speculation on government stimulus, corporate earnings, and implications of the U.K. leaving the European Union. In the energy complex, losses were experienced during March from short natural gas futures positions as prices rose due to larger-than-expected inventory draws and an improved demand outlook amid cooler temperatures forecasted in the U.S. Additional losses were recorded in this sector during April and May from short positions in crude oil and its related products as prices rose as U.S. crude production declined, easing a global supply glut. The Partnership’s losses for the first six months of the year were offset by gains achieved within the global interest rates sector during January and February from long U.S. and European bond futures positions as prices increased following dovish comments released by the respective central banks and a flight-to-quality due to global growth concerns. During June, additional gains were achieved within this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. Within the currency sector, gains were recorded during January from short positions in the British pound versus the U.S. dollar as the relative value of the pound fell amid concerns regarding the health of the U.K. economy and resulting implications for future rate increases. Additional gains were achieved in this sector during June from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the New Zealand dollar increased following a decision by Reserve Bank of New Zealand to hold off on cutting interest rates.

For the Three and Six Months Ended June 30, 2015

The Partnership recorded a loss in total trading results of $9,338,940 and net expenses totaling $472,723, resulting in a net loss of $9,811,663 for the three months ended June 30, 2015. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV Per Unit at 6/30/15	NAV Per Unit at 3/31/15

A	$934.04	$1,098.63
B	$971.77	$1,141.50
C	$1,011.04	$1,186.06
D	$1,031.16	$1,208.87
Z	$1,094.32	$1,280.38

During the second quarter, the Partnership posted a loss in net asset value per Unit from trading losses in global stock indices, energies, metals, global interest rates, agriculturals, and currencies. The most significant losses were achieved within the global stock index sector during May and June from long positions in European, U.S. and Asian index futures as prices decreased amid investor anxiety over Greece’s debt obligations and China’s slowing economy. Within the energy complex, losses were recorded throughout the second quarter from long and short crude oil positions as prices fluctuated as the market assessed global demand and the value of the U.S. dollar. Within the metals sector, losses were recorded as prices whipsawed during April and May as investors attempted to gauge global demand and the timing of an U.S. central bank interest rate hike. The most notable trading losses in this sector were incurred from long positions in palladium, nickel, and tin. In the agricultural sector, losses were incurred during the first half of the April from short sugar futures positions as prices climbed higher after wet weather increased the likelihood the Brazilian cane harvest would be delayed. Additional losses were experienced during the second half of June from short corn and wheat futures positions as prices sharply rose due to crop concerns following heavy rainfall in the U.S. Midwest. In the global interest rate sector, losses were recorded during April from short Japanese government bond futures positions as prices increased amid lower global yields and plans by the Bank of Japan to increase debt purchases. Additional losses were experienced in this sector during June from long positions in U.S. and European fixed income futures positions as prices whipsawed amid uncertainty surrounding U.S. monetary policy and the Greek financial crisis. Losses within the currency sector were experienced primarily during April from short euro and Australian dollar positions versus the U.S. dollar as the value of the U.S. dollar declined following weaker-than expected U.S. economic data, which prompted speculation the U.S. Federal Reserve would potentially delay raising interest rates.

The Partnership recorded a loss in total trading results of $7,894,094 and net expenses totaling $977,109, resulting in a net loss of $8,871,203 for the six months ended June 30, 2015. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV Per Unit at 6/30/15	NAV Per Unit at 12/31/14

A	$934.04	$1,084.45
B	$971.77	$1,125.36
C	$1,011.04	$1,167.84
D	$1,031.16	$1,189.56
Z	$1,094.32	$1,257.58

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

The futures, forwards and options traded by the Trading Companies and U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts and forward currency option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract.

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

The Partnership’s and the Trading Companies’ past performance are no guarantee of their future results. Any attempt to numerically quantify the Trading Companies’ market risk is limited by the uncertainty of their speculative trading. The Trading Companies’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Trading Companies’ experiences to date as discussed under the “Trading Companies’ Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed below.

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

The Trading Companies’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

“Value at Risk” is a measure of the maximum amount which each Trading Company could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of each Trading Company’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Trading Companies could result in actual trading or non-trading losses far beyond the indicated Value at Risk of each Trading Company’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Trading Companies’ losses in any market sector will be limited to Value at Risk or by the Trading Companies’ attempts to manage their respective market risk.

Exchange maintenance margin requirements have been used by the Trading Companies as the measure of their respective Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The Trading Companies’ Value at Risk in Different Market Sectors

As of June 30, 2016, the Partnership fully redeemed its investment in Altis I, LLC. As of December 31, 2015, Altis I, LLC’s total capitalization was $17,284,540. The Partnership owned approximately 88.4% of Altis I, LLC. As of December 31, 2015, Altis I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for Trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,403,409	8.12%	$1,528,556	$272,571	$901,181
Interest Rate	407,826	2.36%	860,830	86,769	454,235
Equity	485,111	2.81%	1,106,599	160,152	620,882
Commodity	1,891,809	10.94%	2,221,803	1,245,413	1,662,203

Total	$4,188,155	24.23%

*  Average of daily Value at Risk.

As of June 30, 2016, Aspect I, LLC’s total capitalization was $18,229,779. The Partnership owned approximately 87.7% of Aspect I, LLC. As of June 30, 2016, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$668,140	3.67%	$1,528,035	$628,741	$1,233,137
Interest Rate	575,561	3.16%	726,944	399,498	516,900
Equity	190,878	1.05%	425,232	166,295	283,490
Commodity	428,040	2.35%	639,678	382,159	493,017

Total	$1,862,619	10.23%

*  Average of daily Value at Risk.

As of December 31, 2015, Aspect I, LLC’s total capitalization was $19,472,503. The Partnership owned approximately 88.5% of Aspect I, LLC. As of December 31, 2015, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,100,415	5.65%	$1,704,974	$105,953	$912,533
Interest Rate	408,014	2.10%	663,330	175,575	410,358
Equity	308,907	1.59%	565,355	114,229	315,138
Commodity	1,237,294	6.35%	1,464,866	424,670	788,553

Total	$3,054,630	15.69%

*  Average of daily Value at Risk.

As of June 30, 2016, Boronia I, LLC’s total capitalization was $55,556,490. The Partnership owned approximately 22.7% of Boronia I, LLC. As of June 30, 2016, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$2,081,598	3.75%	$4,145,766	$960,149	$2,446,748
Interest Rate	1,397,148	2.51%	3,041,134	874,165	1,854,291
Equity	1,851,948	3.33%	3,593,875	1,326,486	2,144,856
Commodity	1,502,842	2.71%	2,964,346	1,137,263	1,818,666

Total	$6,833,536	12.30%

*  Average of daily Value at Risk.

As of December 31, 2015, Boronia I, LLC’s total capitalization was $74,259,634. The Partnership owned approximately 23.5% of Boronia I, LLC. As of December 31, 2015, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$5,810,883	7.82%	$9,670,214	$2,053,234	$5,191,005
Interest Rate	2,205,898	2.97%	6,694,425	920,459	2,940,943
Equity	1,325,953	1.79%	9,574,905	1,217,103	4,374,314
Commodity	4,505,079	6.07%	9,333,026	1,774,957	4,937,710

Total	$13,847,813	18.65%

*  Average of daily Value at Risk.

As of December 31, 2015, BHM I, LLC’s total capitalization was $78,671,908. The Partnership owned approximately 2.3% of BHM I, LLC. As of December 31, 2015, BHM I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to BHM for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$363,989	0.46%	$4,636,011	$194,711	$1,030,885
Interest Rate	11,825	0.02%	1,399,215	-	162,482
Equity	294,019	0.37%	1,990,777	53,641	565,750
Commodity	6,369,443	8.10%	43,569,935	5,462,314	19,190,910

Total	$7,039,276	8.95%

*  Average of daily Value at Risk.

Limitations on Value at Risk as an Assessment of Market Risk

Value at Risk models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, Value at Risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to, the following:

•	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

•	changes in portfolio value caused by market movements may differ from those of the Value at Risk model;

•	Value at Risk results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;

•	Value at Risk using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

•	the historical market risk factor data used for Value at Risk estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2016.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (the “Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item IA. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners from inception through June 30, 2016 was $342,587,325. Since inception, the Partnership has received $2,317,000 in consideration from the sale of Units to the General Partner.

Proceeds of the net offering were used for the trading of commodity interests, including futures, option, forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
April 1, 2016 - April 30, 2016	863.583	$968.58	N/A	N/A
May 1, 2016 - May 31, 2016	307.896	$938.74	N/A	N/A
June 1, 2016 - June 30, 2016	786.807	$984.55	N/A	N/A

	1,958.286	$970.30

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
April 1, 2016 - April 30, 2016	42.000	$1,011.90	N/A	N/A
May 1, 2016 - May 31, 2016	-	$ N/A	N/A	N/A
June 1, 2016 - June 30, 2016	473.133	$1,029.43	N/A	N/A

	515.133	$1,028.00

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C
April 1, 2016 - April 30, 2016	1,458.675	$1,057.17	N/A	N/A
May 1, 2016 - May 31, 2016	540.504	$1,025.48	N/A	N/A
June 1, 2016 - June 30, 2016	372.678	$1,076.37	N/A	N/A

	2,371.857	$1,052.96

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class D
April 1, 2016 - April 30, 2016	-	N/A	N/A	N/A
May 1, 2016 - May 31, 2016	-	N/A	N/A	N/A
June 1, 2016 - June 30, 2016	-	N/A	N/A	N/A

	-	N/A

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z
April 1, 2016 - April 30, 2016	-	N/A	N/A	N/A
May 1, 2016 - May 31, 2016	10.000	$1,120.16	N/A	N/A
June 1, 2016 - June 30, 2016	73.029	$1,176.70	N/A	N/A

	83.029	$1,169.89

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

Item 3.  Defaults Upon Senior Securities – None.

Item 4.  Mine Safety Disclosures – Not applicable.

Item 5.  Other Information – None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARIS FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2016