Form 10-Q
period 2016-09-30
Polaris Futures Fund L.P.
filed 2016-11-10
CIK 1428040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR (    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-53115

POLARIS FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-8528957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue

New York, New York 10036

(Address of principal executive offices) (Zip Code)

(855) 672-4468

(Registrant’s telephone number, including area code)

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

Yes   No X

As of October 31, 2016, 25,931.962 Limited Partnership Class A Units were outstanding, 3,358.119 Limited Partnership Class B Units were outstanding, 1,404.826 Limited Partnership Class C Units were outstanding, 0.000 Limited Partnership Class D Units were outstanding, and 407.560 Limited Partnership Class Z Units were outstanding.

POLARIS FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Polaris Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015

Assets:
Investments in the Affiliated Trading Companies, at fair value (cost $33,349,576 and $50,349,104 at September 30, 2016 and December 31, 2015, respectively)	$35,711,474	$51,786,441
Expense reimbursement	204	-
Cash at bank	1,868	-

Total assets	$35,713,546	$51,786,441

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to General Partner	$25,000	$-
Redemptions payable to Limited Partners	1,880,893	1,306,287

Total liabilities	1,905,893	1,306,287

Partners’ Capital:
General Partner, Class Z, 344.066 and 508.224 Units outstanding at September 30, 2016 and December 31, 2015, respectively	379,016	606,665
Limited Partners, Class A, 26,811.125 and 32,912.053 Units outstanding at September 30, 2016 and December 31, 2015, respectively	24,585,739	33,203,425
Limited Partners, Class B, 3,439.758 and 5,670.757 Units outstanding at September 30, 2016 and December 31, 2015, respectively	3,302,259	5,966,745
Limited Partners, Class C, 1,921.965 and 6,105.016 Units outstanding at September 30, 2016 and December 31, 2015, respectively	1,931,751	6,699,759
Limited Partners, Class D, 3,072.942 and 3,072.942 Units outstanding at September 30, 2016 and December 31, 2015, respectively	3,159,927	3,443,667
Limited Partners, Class Z, 407.560 and 469.042 Units outstanding at September 30, 2016 and December 31, 2015, respectively	448,961	559,893

Total partners’ capital (net asset value)	33,807,653	50,480,154

Total liabilities and partners’ capital	$35,713,546	$51,786,441

Net asset value per Unit:
Class A	$917.00	$1,008.85
Class B	$960.03	$1,052.20
Class C	$1,005.09	$1,097.42
Class D	$1,028.31	$1,120.64
Class Z	$1,101.58	$1,193.70

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Schedule of Investments

September 30, 2016

(Unaudited)

	Fair Value	% of Partners’ Capital
Investments in the Affiliated Trading Companies
Morgan Stanley Smith Barney Boronia I, LLC	$14,034,201	41.51%
Morgan Stanley Smith Barney Aspect I, LLC	21,677,273	64.12

Total Investments in the Affiliated Trading Companies (cost of $33,349,576)	$35,711,474	105.63%

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

Polaris Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expenses:
Ongoing placement agent fees	$167,507	$233,025	$560,504	$794,544
General Partner fees	97,072	138,145	328,948	470,617
Administrative fees	24,268	34,536	82,237	117,654
Other fees	197	-	590	-

Total expenses	289,044	405,706	972,279	1,382,815
Expense reimbursements	(421)	-	(1,599)	-

Net expenses	288,623	405,706	970,680	1,382,815

Net investment loss	(288,623)	(405,706)	(970,680)	(1,382,815)

Trading Results:
Net gains (losses) on investments in the Affiliated Trading Companies:
Net realized gains (losses) on investments in the Affiliated Trading Companies	(3,376,217)	(3,076,463)	(3,590,154)	(5,340,395)
Net change in unrealized gains (losses) on investments in the Affiliated Trading Companies	1,009,050	7,081,342	924,561	1,451,180

Total trading results	(2,367,167)	4,004,879	(2,665,593)	(3,889,215)

Net income (loss)	$(2,655,790)	$3,599,173	$(3,636,273)	$(5,272,030)

Net income (loss) allocation by Class:
Class A	$(1,923,724)	$2,352,928	$(2,669,667)	$(3,645,697)
Class B	$(273,903)	$457,771	$(358,542)	$(633,847)
Class C	$(178,053)	$469,064	$(258,680)	$(607,402)
Class D	$(221,948)	$217,811	$(283,740)	$(268,931)
Class Z	$(58,162)	$101,599	$(65,644)	$(116,153)

Net income (loss) per Unit*:
Class A	$(67.55)	$61.16	$(91.85)	$(89.25)
Class B	$(69.40)	$64.89	$(92.17)	$(88.70)
Class C	$(71.28)	$68.83	$(92.33)	$(87.97)
Class D	$(72.22)	$70.88	$(92.33)	$(87.52)
Class Z	$(75.12)	$77.37	$(92.12)	$(85.89)

	Units	Units	Units	Units
Weighted average number of Units outstanding:
Class A	28,701.641	37,979.101	30,555.967	39,890.170
Class B	3,989.911	6,848.795	4,579.200	7,193.880
Class C	2,497.802	6,521.408	3,969.358	7,027.043
Class D	3,072.942	3,072.942	3,072.942	3,072.942
Class Z	774.321	1,281.256	852.878	1,332.891

*  Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
Partners’ Capital, December 31, 2015	$33,203,425	$5,966,745	$6,699,759	$3,443,667	$1,166,558	$50,480,154
Net income (loss)	(2,669,667)	(358,542)	(258,680)	(283,740)	(65,644)	(3,636,273)
Redemptions	(5,948,019)	(2,305,944)	(4,509,328)	-	(272,937)	(13,036,228)

Partners’ Capital, September 30, 2016	$24,585,739	$3,302,259	$1,931,751	$3,159,927	$827,977	$33,807,653

Partners’ Capital, December 31, 2014	$44,556,904	$8,573,625	$8,907,494	$3,655,437	$1,726,165	$67,419,625
Subscriptions	1,660,047	-	-	-	-	1,660,047
Net income (loss)	(3,645,697)	(633,847)	(607,402)	(268,931)	(116,153)	(5,272,030)
Redemptions	(6,249,997)	(1,513,255)	(1,707,439)	-	(253,695)	(9,724,386)

Partners’ Capital, September 30, 2015	$36,321,257	$6,426,523	$6,592,653	$3,386,506	$1,356,317	$54,083,256

	Class A	Class B	Class C	Class D	Class Z
Ending Units, December 31, 2015	32,912.053	5,670.757	6,105.016	3,072.942	977.266
Redemptions	(6,100.928)	(2,230.999)	(4,183.051)	-	(225.640)

Ending Units, September 30, 2016	26,811.125	3,439.758	1,921.965	3,072.942	751.626

Ending Units, December 31, 2014	41,087.076	7,618.551	7,627.333	3,072.942	1,372.607
Subscriptions	1,524.332	-	-	-	-
Redemptions	(6,114.953)	(1,419.317)	(1,522.317)	-	(215.037)

Ending Units, September 30, 2015	36,496.455	6,199.234	6,105.016	3,072.942	1,157.570

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

The Partnership invests substantially all of its assets in multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor (each, a “Trading Advisor” or collectively, the “Trading Advisors”), each of which is registered with the Commodity Futures Trading Commission (“CFTC”) and makes investment decisions for each respective Trading Company. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

As of September 30, 2016, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”) and Boronia Capital Pty. Ltd. (“Boronia”), each of which is a Trading Advisor.

As of September 30, 2016, the Trading Companies consisted of Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”) and Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”).

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

Effective as of the close of business on January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim Capital Management, L.L.C. (“Blenheim”) and Morgan Stanley Smith Barney BHM, I LLC (“BHM I, LLC”), pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Blenheim ceased all Futures Interest trading on behalf of BHM I, LLC (and, indirectly, the Partnership). References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Blenheim. References herein to the Trading Company or the Trading Companies may also include, as relevant, BHM I, LLC.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership and the Trading Companies, from the Administrative Fee it receives, the ordinary administrative expenses of the Partnership and the Trading Companies. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and changes in partners’ capital for the nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized gains (losses) on investments in the Affiliated Trading Companies in the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership records a realized gain or loss on its investments in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first-in first-out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses. As of September 30, 2016 and December 31, 2015, the Partnership’s total cash balance was $1,868 and $0, respectively.

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

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s Investments. The Partnership’s investments in the Trading Companies are stated at fair value, which are based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and losses, including realized gains/losses and the change in net unrealized gains/losses, of each Trading Company. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in the Trading Companies on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946 “Financial Services – Investment Companies” as of the Partnership’s reporting date. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest, and the fair value of all open Futures Interests and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interests, management fees, incentive fees, and other expenses), determined in accordance with GAAP.

Trading Companies’ Investments. All commodity interests of the Trading Companies, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in the trading account in the Trading Companies’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Trading Companies’ Statements of Income and Expenses.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments. The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, 2016
	Class A		Class B		Class C		Class D		Class Z
Per Unit operating performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(59.66)		$(62.42)		$(65.31)		$(66.79)		$(71.50)
Net investment loss	(7.89)		(6.98)		(5.97)		(5.43)		(3.62)

Increase (decrease) for the period	(67.55)		(69.40)		(71.28)		(72.22)		(75.12)
Net asset value per Unit, beginning of period	984.55		1,029.43		1,076.37		1,100.53		1,176.70

Net asset value per Unit, end of period	$917.00		$960.03		$1,005.09		$1,028.31		$1,101.58

	Three Months Ended September 30, 2016
	Class A		Class B		Class C		Class D		Class Z
Ratios to average Limited Partners’ Capital: **
Net investment loss	(3.3)%		(2.9)%		(2.4)%		(2.0)%		(1.3)%

Partnership expenses before expense reimbursements	3.3%		2.9%		2.4%		2.0%		1.3%
Expense reimbursements	0.0	%***	0.0	%***	0.0	%***	0.0	%***	0.0	%***

Partnership expenses after expense reimbursements	3.3%		2.9%		2.4%		2.0%		1.3%

Total return	(6.9)%		(6.7)%		(6.6)%		(6.6)%		(6.4)%

	Nine Months Ended September 30, 2016
	Class A		Class B		Class C		Class D		Class Z
Per Unit operating performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(67.66)		$(70.77)		$(73.91)		$(75.76)		$(81.06)
Net investment loss	(24.19)		(21.40)		(18.42)		(16.57)		(11.06)

Increase (decrease) for the period	(91.85)		(92.17)		(92.33)		(92.33)		(92.12)
Net asset value per Unit, beginning of period	1,008.85		1,052.20		1,097.42		1,120.64		1,193.70

Net asset value per Unit, end of period	$917.00		$960.03		$1,005.09		$1,028.31		$1,101.58

	Nine Months Ended September 30, 2016
	Class A		Class B		Class C		Class D		Class Z
Ratios to average Limited Partners’ Capital: **
Net investment loss	(3.3)%		(2.8)%		(2.4)%		(2.0)%		(1.3)%

Partnership expenses before expense reimbursements	3.3%		2.8%		2.4%		2.0%		1.3%
Expense reimbursements	0.0	%***	0.0	%***	0.0	%***	0.0	%***	0.0	%***

Partnership expenses after expense reimbursements	3.3%		2.8%		2.4%		2.0%		1.3%

Total return	(9.1)%		(8.8)%		(8.4)%		(8.2)%		(7.7)%

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended September 30, 2015
	Class A	Class B	Class C	Class D	Class Z
Per Unit operating performance (for a unit outstanding throughout the period)*
Net realized and unrealized gains (losses)	$69.03	$71.81	$74.72	$76.23	$80.92
Net investment loss	(7.87)	(6.92)	(5.89)	(5.35)	(3.55)

Increase (decrease) for the period	61.16	64.89	68.83	70.88	77.37
Net asset value per Unit, beginning of period	934.04	971.77	1,011.04	1,031.16	1,094.32

Net asset value per Unit, end of period	$995.20	$1,036.66	$1,079.87	$1,102.04	$1,171.69

	Three Months Ended September 30, 2015
	Class A	Class B	Class C	Class D	Class Z
Ratios to average Limited Partners’ Capital: **
Net investment loss	(3.2)%	(2.8)%	(2.3)%	(2.0)%	(1.3)%

Partnership expenses before expense reimbursements	3.2%	2.8%	2.3%	2.0%	1.3%
Expense reimbursements	0.0%	0.0%	0.0%	0.0%	0.0%

Partnership expenses after expense reimbursements	3.2%	2.8%	2.3%	2.0%	1.3%

Total return	6.5%	6.7%	6.8%	6.9%	7.1%

	Nine Months Ended September 30, 2015
	Class A	Class B	Class C	Class D	Class Z
Per Unit operating performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(63.72)	$(66.24)	$(68.85)	$(70.25)	$(74.43)
Net investment loss	(25.53)	(22.46)	(19.12)	(17.27)	(11.46)

Increase (decrease) for the period	(89.25)	(88.70)	(87.97)	(87.52)	(85.89)
Net asset value per Unit, beginning of period	1,084.45	1,125.36	1,167.84	1,189.56	1,257.58

Net asset value per Unit, end of period	$995.20	$1,036.66	$1,079.87	$1,102.04	$1,171.69

	Nine Months Ended September 30, 2015
	Class A	Class B	Class C	Class D	Class Z
Ratios to average Limited Partners’ Capital: **
Net investment loss	(3.3)%	(2.8)%	(2.3)%	(2.0)%	(1.3)%

Partnership expenses before expense reimbursements	3.3%	2.8%	2.3%	2.0%	1.3%
Expense reimbursements	0.0%	0.0%	0.0%	0.0%	0.0%

Partnership expenses after expense reimbursements	3.3%	2.8%	2.3%	2.0%	1.3%

Total return	(8.2)%	(7.9)%	(7.5)%	(7.4)%	(6.8)%

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

The Trading Advisors trade Futures Interests on behalf of the Trading Companies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Trading Companies’ Statements of Financial Condition as net unrealized gain on open futures contracts, net unrealized gain on open forward contracts, net unrealized loss on open futures contracts, and net unrealized loss on open forward contracts, as applicable. The resulting net change in unrealized gains and losses is reflected in net change in unrealized gains (losses) on open contracts in the Trading Companies’ Statements of Income and Expenses. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

Trading Companies’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Trading Companies’ Investments. The fair value of exchange-traded futures, option and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of business on the last business day of the reporting period.

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

As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

6.	Trading Advisors to the Trading Companies:

At September 30, 2016, the Partnership owned approximately 87.3% of Aspect I, LLC and 26.6% of Boronia I, LLC. At December 31, 2015, the Partnership owned approximately 2.3% of BHM I, LLC, 88.4% of Altis I, LLC, 88.5% of Aspect I, LLC and 23.5% of Boronia I, LLC.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

The tables below represent summarized results of operations for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)

Aspect I, LLC	$(105,978)	$(310,666)	$(416,644)
Boronia I, LLC	(601,850)	(7,110,962)	(7,712,812)

For the nine months ended September 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)

BHM I, LLC*	$(170,710)	$(6,343,252)	$(6,513,962)
Altis I, LLC**	(171,789)	(2,453,952)	(2,625,741)
Aspect I, LLC	(321,910)	(236,859)	(558,769)
Boronia I, LLC	(2,375,665)	4,386,573	2,010,908

For the three months Ended September 30, 2015	Net Investment Loss	Total Trading Results	Net Income (Loss)

BHM I, LLC	$(810,136)	$(3,890,612)	$(4,700,748)
Altis I, LLC	(77,629)	1,184,113	1,106,484
Aspect I, LLC	(106,899)	2,097,234	1,990,335
Boronia I, LLC	(1,075,317)	8,917,469	7,842,152

For the nine months ended September 30, 2015	Net Investment Loss	Total Trading Results	Net Income (Loss)

BHM I, LLC	$(3,198,829)	$(29,947,615)	$(33,146,444)
Altis I, LLC	(228,688)	258,864	30,176
Aspect I, LLC	(477,279)	1,645,611	1,168,332
Boronia I, LLC	(4,665,174)	(7,844,128)	(12,509,302)

*	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.
**	From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis I, LLC.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Trading Companies is shown in the following tables.

	September 30, 2016		For the three months ended September 30, 2016
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Aspect I, LLC	64.12%	$21,677,273	$(361,507)	$85,823	$-	$-	Commodity Portfolio	Monthly
Boronia I, LLC	41.51%	14,034,201	(2,005,660)	59,415	1,490	-	Commodity Portfolio	Monthly

	September 30, 2016		For the nine months ended September 30, 2016
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
BHM I, LLC*	-%	$-	$(159,081)	$3,045	$-	$-	Commodity Portfolio	Monthly
Altis I, LLC**	-%	-	(2,307,557)	97,207	-	-	Commodity Portfolio	Monthly
Aspect I, LLC	64.12%	21,677,273	(486,805)	205,802	56,710	-	Commodity Portfolio	Monthly
Boronia I, LLC	41.51%	14,034,201	287,850	167,453	146,049	-	Commodity Portfolio	Monthly

	December 31, 2015		For the three months ended September 30, 2015
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
BHM I, LLC	3.62%	$1,826,797	$(260,511)	$31,205	$-	$-	Commodity Portfolio	Monthly
Altis I, LLC	30.29%	15,287,207	974,618	45,374	-	-	Commodity Portfolio	Monthly
Aspect I, LLC	34.14%	17,235,691	1,757,000	54,370	30,517	-	Commodity Portfolio	Monthly
Boronia I, LLC	34.54%	17,436,746	1,533,772	74,487	-	-	Commodity Portfolio	Monthly

	December 31, 2015		For the nine months ended September 30, 2015
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
BHM I, LLC	3.62%	$1,826,797	$(2,557,452)	$190,766	$-	$-	Commodity Portfolio	Monthly
Altis I, LLC	30.29%	15,287,207	38,149	141,318	-	-	Commodity Portfolio	Monthly
Aspect I, LLC	34.14%	17,235,691	1,034,243	141,631	258,547	-	Commodity Portfolio	Monthly
Boronia I, LLC	34.54%	17,436,746	(2,404,155)	249,880	178,955	-	Commodity Portfolio	Monthly

*	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.
**	From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis I, LLC.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Subsequent Events:

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Affiliated Trading Companies, expense reimbursement and cash at bank. The Trading Companies do not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Affiliated Trading Companies. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Affiliated Trading Companies, expenses and subscriptions and redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2016, Partnership capital decreased 33.0% from $50,480,154 to $33,807,653. This decrease was attributable to redemptions of 6,100.928 Limited Partners Class A Units totaling $5,948,019, 2,230.999 Limited Partners Class B Units totaling $2,305,944, 4,183.051 Limited Partners Class C Units totaling $4,509,328, and redemptions of 225.640 General Partner Class Z Units totaling $272,937, coupled with a net loss of $3,636,273. Future redemptions can impact the amount of funds available for investments in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership and the Trading Companies record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) on investments in the Affiliated Trading Companies and net change in unrealized gains (losses) on investments in the Affiliated Trading Companies in the Statements of Income and Expenses.

The General Partner estimates that at any given time approximately 29.7% and 42.7% of the Partnership’s contracts, held indirectly through its investment in the Affiliated Trading Companies, are traded over-the-counter.

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

As of September 30, 2016 and June 30, 2016, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 9/30/2016	Allocation as of 6/30/2016
Aspect I, LLC	60.7%	55.9%
Boronia I, LLC	39.3%	44.1%

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Trading Companies’ Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts,” and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Trading Companies’ trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

During the Partnership’s third quarter of 2016, the net asset value per Unit for Class A decreased 6.9% from $984.55 to $917.00, as compared to an increase of 6.5% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Unit for Class B decreased 6.7% from $1,029.43 to $960.03, as compared to an increase of 6.7% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Unit for Class C decreased 6.6% from $1,076.37 to $1,005.09, as compared to an increase of 6.8% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Unit for Class D decreased 6.6% from $1,100.53 to $1,028.31, as compared to an increase of 6.9% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Unit for Class Z decreased 6.4% from $1,176.70 to $1,101.58, as compared to an increase of 7.1% in the third quarter of 2015. The Partnership, through its investment in the Affiliated Trading Companies, experienced a net trading loss before fees and expenses in the third quarter of 2016 of $2,367,167. Losses were primarily attributable to the Trading Companies’ trading of commodity futures in global interest rates, currencies, energies, global stock indices, and metals sectors. A portion of these losses was offset by gains recorded in the agriculturals sector. The Partnership, through its investment in the Affiliated Trading Companies’, experienced a net trading gain before fees and expenses in the third quarter of 2015 of $4,004,879. Gains were primarily attributable to the Trading Companies’ trading of commodity futures in energies, global interest rates, global stock indices, metals, agriculturals and currencies sectors.

The most significant losses were incurred within the global interest rate sector during the third quarter from long U.S. fixed income futures positions as prices decreased amid speculation the U.S. Federal Reserve (“Fed”) would raise interest rates in the near future. Within the currency sector, losses were experienced during July from short positions in the Canadian dollar versus the U.S. dollar as the relative value of the Canadian currency varied throughout the month amid speculation on how crude oil prices, U.S. monetary policy, and repercussions of Britain’s referendum could impact the Canadian economy. During August losses were recorded from long positions in the Australian dollar versus the U.S. dollar as the relative value of the Australian dollar weakened following an interest rate cut by the Reserve Bank of Australia. Additional losses in this sector were incurred during September from short positions in the euro and Swiss franc versus the U.S. dollar. Within the energy complex, losses were recorded during August and September from short positions in crude oil and its related products as prices increased after reports surfaced and were confirmed that the Organization of the Petroleum Exporting Countries (“OPEC”) would curtail oil production. Losses within the global stock index sector were recorded during August and September from long positions in U.S., European, and Asian stock indices as prices fluctuated amid speculation surrounding global central bank activity and its consequential effects on the marketplace. Losses within the metals complex were experienced in August from long positions in precious metals futures as prices moved lower due to weakening investor demand. Additional losses were recorded within the metals during September from short copper futures positions. The Partnership’s losses for the quarter were offset by gains achieved within the agricultural markets during August from short positions in wheat and corn futures as prices moved lower as positive weather conditions in the world’s grain growing regions added to a global supply glut. Additional gains were achieved in the agriculturals during September from long positions in sugar futures as prices moved higher due to unfavorable growing conditions threatening crop yields in Brazil and India, the world’s largest sugar cane growers.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class A decreased 9.1% from $1,008.85 to $917.00, as compared to a decrease of 8.2% in the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class B decreased 8.8% from $1,052.20 to $960.03, as compared to a decrease of 7.9% in the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class C decreased 8.4% from $1,097.42 to $1,005.09, as compared to a decrease of 7.5% in the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class D decreased 8.2% from $1,120.64 to $1,028.31, as compared to a decrease of 7.4% in the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class Z decreased 7.7% from $1,193.70 to $1,101.58, as compared to a decrease of 6.8% in the nine months ended September 30, 2015. The Partnership, through its investment in the Affiliated Trading Companies, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $2,665,593. Losses were primarily attributable to the Trading Companies’ trading of metals, energies, agriculturals, and global stock indices sectors. A portion of these losses was offset by gains recorded in the global interest rates and currencies sectors. The Partnership, through its investment in the Affiliated Trading Companies, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2015 of $3,889,215. Losses were primarily attributable to the Trading Companies trading of commodity futures in global stock indices, metals, agriculturals and energies sectors and were partially offset by gains in currencies and global interest rates.

The most significant losses were incurred within the metals complex during January from short precious metals positions as prices increased as uncertainty in Chinese financial markets, plunging oil prices, and signs of softening U.S. economic growth all bolstered the safe haven appeal of the metals. Additional losses were recorded during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve after the Chinese government signaled increased support for economic stimulus. During May and August, further losses were incurred in this sector from long positions in precious metals futures positions as prices declined due to weakening investor demand. Additional losses were recorded in metals during June and September from short industrial metals positions as prices rose after Chinese reports fueled speculation that demand would increasing. In the energy complex, losses were experienced during March from short natural gas futures positions as prices rose due to larger-than-expected inventory draws and an improved demand outlook amid cooler temperatures forecasted in the U.S. Additional losses were recorded in this sector during April and May from short positions in crude oil and its related products as prices rose as U.S. crude production declined, easing a global supply glut. Further losses were recorded during August and September from short positions crude oil and its related products as prices increased after reports surfaced and were confirmed that the Organization of the Petroleum Exporting Countries (“OPEC”) would curtail oil production. Within the agricultural sector, losses were experienced during January from long cocoa futures positions after better-than-expected supplies from West Africa, prospects of waning chocolate demand, and a broader commodity market sell-off sent cocoa futures prices lower. Further losses in this sector were incurred during March from short coffee futures positions. Within the global stock index sector, losses were incurred from April through June from long and short global equity index futures positions as prices whipsawed amid speculation on government stimulus, corporate earnings, and implications of the U.K. leaving the European Union. Losses in this sector were further recorded during August and September from long positions in U.S., European, and Asian stock indices as prices fluctuated amid continued speculation surrounding global central bank activity and its consequential effects on the marketplace. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global interest rates sector during January and February from long U.S. and European bond futures positions as prices increased following dovish comments released by the respective central banks and a flight-to-quality due to global growth concerns. During June, additional gains were achieved within this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. Within the currency sector, gains were recorded during January from short positions in the British pound versus the U.S. dollar as the relative value of the pound fell amid concerns regarding the health of the U.K. economy and resulting implications for future rate increases. Additional gains were achieved in this sector during June from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the New Zealand dollar increased following a decision by Reserve Bank of New Zealand to hold off on cutting interest rates.

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

Value at Risk is a measure of the maximum amount which each Trading Company could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of each Trading Company’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Trading Companies could result in actual trading or non-trading losses far beyond the indicated Value at Risk of each Trading Company’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Trading Companies’ losses in any market sector will be limited to Value at Risk or by the Trading Companies’ attempts to manage their respective market risk.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of September 30, 2016, Aspect I, LLC’s total capitalization was $24,822,679. The Partnership owned approximately 87.3% of Aspect I, LLC. As of September 30, 2016, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

		September 30, 2016
			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,781,695	7.18%	$1,800,626	$1,018,240	$1,451,436
Interest Rates	777,900	3.13%	949,427	574,552	729,947
Equities	790,878	3.19%	1,090,398	296,922	760,790
Commodities	640,289	2.58%	1,048,896	640,289	816,485

Total	$3,990,762	16.08%

*	Average of daily Values at Risk.

As of December 31, 2015, Aspect I, LLC’s total capitalization was $19,472,503. The Partnership owned approximately 88.5% of Aspect I, LLC. As of December 31, 2015, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

		December 31, 2015
			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,100,415	5.65%	$1,704,974	$105,953	$912,533
Interest Rates	408,014	2.10%	663,330	175,575	410,358
Equities	308,907	1.59%	565,355	114,229	315,138
Commodities	1,237,294	6.35%	1,464,866	424,670	788,553

Total	$3,054,630	15.69%

*	Average of daily Values at Risk.

As of September 30, 2016, Boronia I, LLC’s total capitalization was $52,828,850. The Partnership owned approximately 26.6% of Boronia I, LLC. As of September 30, 2016, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

		September 30, 2016
			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,478,291	8.48%	$5,028,249	$1,388,215	$2,870,226
Interest Rates	1,454,525	2.75%	3,134,592	794,167	1,792,239
Equities	3,957,041	7.49%	3,957,041	1,395,796	2,367,521
Commodities	2,136,693	4.04%	3,635,567	1,507,420	2,437,313

Total	$12,026,550	22.76%

*	Average of daily Values at Risk.

As of December 31, 2015, Boronia I, LLC’s total capitalization was $74,259,634. The Partnership owned approximately 23.5% of Boronia I, LLC. As of December 31, 2015, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

		December 31, 2015
			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,810,883	7.82%	$9,670,214	$2,053,234	$5,191,005
Interest Rates	2,205,898	2.97%	6,694,425	920,459	2,940,943
Equities	1,325,953	1.79%	9,574,905	1,217,103	4,374,314
Commodities	4,505,079	6.07%	9,333,026	1,774,957	4,937,710

Total	$13,847,813	18.65%

*	Average of daily Values at Risk.

As of December 31, 2015, BHM I, LLC’s total capitalization was $78,671,908. The Partnership owned approximately 2.3% of BHM I, LLC. As of December 31, 2015, BHM I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to BHM for trading) was as follows:

		December 31, 2015
			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$363,989	0.46%	$4,636,011	$194,711	$1,030,885
Interest Rates	11,825	0.02%	1,399,215	-	162,482
Equities	294,019	0.37%	1,990,777	53,641	565,750
Commodities	6,369,443	8.10%	43,569,935	5,462,314	19,190,910

Total	$7,039,276	8.95%

* Average of daily Values at Risk.

As of December 31, 2015, Altis I, LLC’s total capitalization was $17,284,540. The Partnership owned approximately 88.4% of Altis I, LLC. As of December 31, 2015, Altis I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for Trading) was as follows:

		December 31, 2015
			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,403,409	8.12%	$1,528,556	$272,571	$901,181
Interest Rates	407,826	2.36%	860,830	86,769	454,235
Equities	485,111	2.81%	1,106,599	160,152	620,882
Commodities	1,891,809	10.94%	2,221,803	1,245,413	1,662,203

Total	$4,188,155	24.23%

*	Average of daily Values at Risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2016.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies – Contingencies – Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connection with such actions.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners from inception through September 30, 2016 was $342,587,325. Since inception, the Partnership has received $2,317,000 in consideration from the sale of Units to the General Partner.

Proceeds of the net offering were used for the trading of commodity interests, including futures, option, forward and swap contracts.

The following charts set forth the purchases of limited partner Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
July 1, 2016 - July 31, 2016	613.809	$992.08	N/A	N/A
August 1, 2016 - August 31, 2016	974.329	$936.15	N/A	N/A
September 1, 2016 - September 30, 2016	1,036.351	$917.00	N/A	N/A
	2,624.489	$941.67

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
July 1, 2016 - July 31, 2016	119.909	$1,037.73	N/A	N/A
August 1, 2016 - August 31, 2016	215.618	$979.66	N/A	N/A
September 1, 2016 - September 30, 2016	366.438	$960.03	N/A	N/A
	701.965	$979.33

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C
July 1, 2016 - July 31, 2016	-	N/A	N/A	N/A
August 1, 2016 - August 31, 2016	-	N/A	N/A	N/A
September 1, 2016 - September 30, 2016	575.837	$1,005.09	N/A	N/A
	575.837	$1,005.09

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

Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2016