Form 10-K
period 2016-12-31
Polaris Futures Fund L.P.
filed 2017-03-28
CIK 1428040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to

Commission File Number 000-53115

POLARIS FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-8528957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue

New York, New York 10036

(Address and Zip Code of principal executive offices)

(855) 672-4468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

                                                                                                                       (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐              Accelerated filer ☐                 Non-accelerated filer ☑                  Smaller reporting company ☐

                                                                                                      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Limited Partnership Units with an aggregate value of $28,980,862 of Class A, $4,263,618 of Class B, $2,688,573 of Class C, $3,381,875 of Class D and $479,574 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2017, 22,550.587 Limited Partnership Class A Units were outstanding, 3,062.483 Limited Partnership Class B Units were outstanding, 1,404.826 Limited Partnership Class C Units were outstanding, 0.000 Limited Partnership Class D Units were outstanding and 297.355 Limited Partnership Class Z Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1.	Business.

(a) General Development of Business. Polaris Futures Fund L.P. (the “Partnership”) was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (each, a “Trading Company” or collectively, the “Trading Companies”). The Partnership invests substantially all of its assets in multiple affiliated Trading Companies, each of which allocates substantially all of its assets in the trading program of an unaffiliated commodity trading advisor (each, a “Trading Advisor” or collectively, the “Trading Advisors”), each of which is registered with the Commodity Futures Trading Commission (“CFTC”) and makes investment decisions for each respective Trading Company. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its limited partnership agreement, as amended from time to time (the “Limited Partnership Agreement”).

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner and commodity pool operator and as each Trading Company’s trading manager and commodity pool operator (the “General Partner”, “Ceres” or the “Trading Manager”, as the context requires). As of January 1, 2017, Ceres became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Prior to January 1, 2017, Ceres was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). Prior to June 28, 2013, Citigroup Inc. was the indirect minority owner of MSSBH. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent (“Placement Agent”) to the Partnership. Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker. Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, option and forward contract counterparty is MS&Co., to the extent that a Trading Company trades such contracts. Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership and the Trading Companies also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

All trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”) and Boronia Capital Pty. Ltd. (“Boronia”), each of which is a Trading Advisor. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Altis Partners (Jersey) Limited (“Altis”), Blenheim Capital Management, L.L.C. (“Blenheim”), Kaiser Trading Group Pty. Ltd. (“Kaiser”) and Man-AHL (USA) Ltd. (“Man-AHL”).

The Trading Companies to which the Partnership allocates its assets were Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”) and Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”). References here in to Trading Company or Trading Companies may also include, as relevant, Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”), Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”), Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) and Morgan Stanley Smith Barney AHL I, LLC (“AHL I, LLC”).

Prior to February 1, 2012, units of limited partnership interest (“Units”) of the Partnership were offered in four classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended the (“Securities Act”). Depending on the aggregate amount invested in the Partnership, limited partners received class A, B, C or D Units in the Partnership (each, a “Class” and collectively, the “Classes”). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership. Effective February 1, 2012, Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

As of December 31, 2016, there were no Class D Units outstanding in the Partnership.

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

The trading system style of each Trading Advisor is as follows:

Commodity Trading Advisor	Trading System Style
Aspect	Systematic
Boronia	Systematic

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Effective June 30, 2016, Ceres terminated the advisory agreement among the General Partner, Altis and Altis I, LLC, pursuant to which Altis traded a portion of Altis I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Altis ceased all Futures Interests trading on behalf of Altis I, LLC (and, indirectly, the Partnership). The General Partner reallocated the net assets formerly allocated by the Partnership to Altis among the remaining Trading Advisors of the Partnership.

Effective June 30, 2014, Ceres terminated the advisory agreement among the General Partner, Kaiser and Kaiser I, LLC, pursuant to which Kaiser traded a portion of Kaiser I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Kaiser ceased all Futures Interests trading on behalf of Kaiser I, LLC (and, indirectly, the Partnership). The General Partner reallocated the net assets formerly allocated by the Partnership to Altis among the remaining Trading Advisors of the Partnership.

Effective October 31, 2013, Ceres terminated the advisory agreement among the General Partner, Man-AHL and AHL I, LLC, pursuant to which Man-AHL traded a portion of AHL I, LLC’s (and, indirectly the Partnership’s) assets in Futures Interests. Consequently, Man-AHL ceased all Futures Interests trading on behalf of AHL I, LLC (and, indirectly, the Partnership). The General Partner reallocated the net assets formerly allocated by the Partnership to Man-AHL among the remaining Trading Advisors of the Partnership.

Effective January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim and BHM I, LLC, pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Blenheim ceased all Futures Interests trading on behalf of BHM I, LLC (and, indirectly, Partnership). The General Partner reallocated the net assets formerly allocated by Partnership to Blenheim among the remaining Trading Advisors of the Partnership.

Each Trading Company pays its Trading Advisor a monthly management fee based on a percentage of net assets allocated to each Trading Company as of the first day of each month.

Aspect I, LLC pays Aspect a monthly management fee equal to 1/12th of 1.50% (1.50% annual rate).

Effective January 1, 2015, the management fee percentage paid to Boronia by Boronia I, LLC was changed to 1/12th of 1.50% (a 1.50% annual rate) of the net assets as of the first day of the month. For the period from January 1, 2013 to December 31, 2014, the Boronia I, LLC accrued and paid to Boronia a monthly management fee equal to 1/12th of (3.0% if the beginning net assets is less than or equal to $60,000,000; 1.875% if the beginning net assets is greater than $60,000,000 and less than or equal to $120,000,000; or 1.50% if the beginning net assets is greater than $120,000,000) based on Boronia I, LLC’s beginning net assets plus additions less withdrawals (as of the beginning of the month).

Prior to its termination on June 30, 2016, Altis I, LLC paid Altis a monthly fee equal to 1/12th of 1.25% (a 1.25% annual rate). Prior to its termination on January 31, 2016, BHM I, LLC paid Blenheim a monthly fee equal to 1/12th of 2.00% (a 2.00% annual rate).

As of December 31, 2016 each Trading Company pays each Trading Advisor a quarterly incentive fee equal to 20% of the trading profits earned by the applicable Trading Company. Trading profits represent the amount by which profits from Futures Interests trading exceed losses after management fees and the Trading Company’s Administrative Fees are deducted. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until the Trading Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Such fee is accrued on a monthly basis.

The Partnership began the year at a net asset value per Unit of $1,008.85, $1,052.20, $1,097.42, $1,120.64, and $1,193.70 and returned (13.5)%, (13.1)%, (12.7)%, (100.0)% and (11.8)% to $872.20, $914.29, $958.42, $0, and $1,053.10 for Class A, Class B, Class C, Class D, and Class Z, respectively, on December 31, 2016. As of October 31, 2016, Class D Units were fully redeemed.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership and the Trading Companies. The General Partner pays or reimburses the Partnership and the Trading Companies, from the Administrative Fee it receives, the ordinary administrative expenses of the Partnership and the Trading Companies, including the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, which is the speculative trading of Futures Interests as discussed in Item 1(a). The Partnership does not engage in the sale of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2016, 2015 and 2014 is set forth under “Item 6. Selected Financial Data.”

(c) Narrative Description of Business. See Item 1(a) above for a complete description of the Partnership’s business. The information requested in Section 101(c)(i) through (xiii) of Regulation S-K is not applicable to the Partnership. Additionally, the Partnership does not have any employees. The directors and officers of the General Partner are listed in Part III. “Item 10. Directors, Executive Officers and Corporate Governance.”

(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in non-U.S. countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where non-U.S. banks are the contracting parties and trades futures, forwards and options on such contracts on non-U.S. exchanges.

(e) Available Information. Effective with the Form 10 filed on October 2, 2008, the Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”). You may read and copy any document filed by the Partnership at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website; however, the Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at http://www.sec.gov. The Partnership’s CIK number is 0001428040.

Item 1A.	Risk Factors.

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

The Trading Companies and Partnership Incur Substantial Charges. Each Trading Company must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. Each Trading Company is required to pay monthly management fees to the Trading Advisors regardless of its performance. In addition, each Trading Company pays its Trading Advisor an incentive fee of 20% of new trading profits. As a limited partner in the Partnership, you will be indirectly responsible for the expenses paid by the Trading Companies in which the Partnership invests.

The Partnership pays a General Partner Fee and pays the Placement Agent’s ongoing compensation. In addition, the Partnership and the Trading Companies pay a monthly fee equal to 1/12th of 0.25% (a 0.25% annual rate) of the beginning of the month net asset value to cover all of the administrative, operating, offering and organizational expenses.

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may generally not redeem your Units other than as of the last business day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your request for redemption in such manner as determined by the General Partner no later than 3:00 P.M., New York City time, on the third business day before the end of the month, although the General Partner may accept requests for redemption at other times in its sole discretion.

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

The Partnership’s Structure Has Conflicts of Interest.

•

The General Partner, Morgan Stanley Investment Management, the Placement Agent and MS&Co. are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently. The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of Morgan Stanley and its managed futures business operated by the General Partner.

•	MS&Co. can benefit from bid/ask spreads to the extent the Trading Advisors execute OTC foreign exchange trades with MS&Co. and bid/ask spreads are charged.

•

Employees of the Placement Agent receive a portion of the ongoing placement agent fee paid by the Partnership except, for consulting clients, from which the Placement Agent, servicing it its role as investment Adviser, receives the fees and expenses described in such consulting client’s consulting agreement. Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

•

The Trading Advisors, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade Futures Interests for their own accounts, and thereby compete with the Trading Companies for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Trading Companies for Futures Interests. These conflicts can result in less favorable prices on the Partnership’s transactions. These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of any such trading will not be available for inspection by limited partners.

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

No specific policies regarding conflicts of interest have been adopted by the General Partner, the Morgan Stanley Wealth Management, the Partnership, the Trading Companies or any of their affiliates, and investors will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

An Investment in Units May Not Diversify an Overall Portfolio. Because Futures Interests have historically performed independently of traditional investments in equities and bonds, the General Partner believes that managed futures funds like the Partnership can diversify a traditional portfolio of equities and bonds. However, the General Partner cannot assure you that the Partnership will perform with a significant degree of non- or low-correlation to your other investments in the future. You may lose your entire investment in the Partnership.

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

Risks Related to Regulation of the Partnership, General Partner and Trading Companies

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership and the Trading Companies. As a bank holding company (“BHC”) that has elected financial holding company (“FHC”) status under the Bank Holding Company Act of 1956 (“BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Since the General Partner is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Partnership as an affiliate of Morgan Stanley. As a result, the Partnership will be subject to the BHCA and the Federal Reserve’s implementing regulations and interpretations, which are subject to change.

A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner, the Partnership and the Trading Companies, any limited divestiture should not directly involve the Partnership or the Trading Companies.

The Units are not being offered by the Banks, and as such: (1) are not insured by the Federal Deposit Insurance Corporation (“FDIC”) insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the CFTC each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014 and is being implemented over time. Covered fund investments and relationships in place 2014 or after became subject to the Volcker Rule and Final Rule on July 21, 2015. Covered fund investments and relationships in place before 2014 are subject to an extended conformance period granted by the Federal Reserve in July 2016, which absent an extension, will expire on July 21, 2017.. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds.” The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

The Volcker Rule and Final Rule impose a number of restrictions on Morgan Stanley and its affiliates that could affect the Partnership, the Trading Companies, the General Partner, and the limited partners. For example, to sponsor and invest in the Trading Companies, Morgan Stanley believes that it will need to comply with the Final Rule’s “asset management” exemption to the Volcker Rule’s prohibition on sponsoring and investing in covered funds. Under this exemption, investments made by Morgan Stanley (aggregated with certain affiliate and employee investments) in a Trading Company will be limited to 3% of the Trading Company’s total ownership interests, measured by reference to both number of ownership interests and the fair market value of such ownership interests (“per fund limit”). In addition, total investments in covered funds by Morgan Stanley (aggregated with certain affiliate and employee investments) in reliance on the asset management exception and certain other exemptions are limited to 3% of Morgan Stanley’s tier 1 capital (“aggregate limit”). A change in the tier 1 capital of Morgan Stanley may mean that retention of some or all of the ownership interests in a Trading Company by Morgan Stanley or certain of its affiliates and employees would violate the aggregate investment limit. In addition, redemptions from the Partnership, withdrawal or default of an investor in the Partnership, or an excuse or election to not participate in a call for capital contributions by an investor in the Partnership, may cause a violation of the per fund limit by Morgan Stanley. To the extent that the retention of an interest in the Partnership or a Trading Company or further investment in the Partnership or a Trading Company by Morgan Stanley or certain of its affiliates and employees would result in a violation of either the per fund limit or the aggregate limit, then Morgan Stanley and certain of its affiliates and employees may be required to dispose, transfer or otherwise reduce some or all of its interests in the Partnership or the Trading Companies or may be prohibited, entirely or partially, from making further investments in the Partnership or the Trading Companies.

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, or (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. At or before the end of the applicable conformance period, such general prohibitions will restrict certain lending, hedging, and other transactions and relationships between Morgan Stanley affiliates and the Partnership and/or the Trading Companies, which will require restructuring of those relationships prior to the end of the conformance period.

While the General Partner will endeavor to minimize the impact of the Volcker Rule and the Final Rule on the Partnership and the Trading Companies, Morgan Stanley’s interests in determining what actions to take in implementing a compliance program under the Volcker Rule may conflict with the interests of the Partnership, the General Partner and the limited partners, all of which may be adversely affected by such actions.

In addition, further restrictions and limitations on Morgan Stanley, the Partnership, the Trading Companies and the General Partner may emerge as additional regulatory guidance and interpretations are provided on the Volcker Rule and Final Rule. To this end, and despite the issuance of the Final Rule, certain aspects of the Volcker Rule remain unclear and susceptible to alternative interpretations. The foregoing is, thus, not an exhaustive discussion of the potential risks the Volcker Rule poses for Morgan Stanley, the Partnership, the Trading Companies, and the limited partners.

Each prospective investor should consult its own legal counsel to determine how it could be impacted by the Volcker Rule, the Final Rule and other aspects of the Dodd-Frank Act.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of each Trading Company that are deposited with MS&Co. or its affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of insured institution are not separately insured.

If the FDIC were to become receiver of insured U.S. bank holding deposit accounts that were established by a Commodity Broker or one of its affiliates, then it is uncertain whether the Commodity Broker, the affiliate involved, the Trading Company, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

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

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Trading Advisors or other third-party service providers.

The General Partner May Determine to Invest Up To All of the Partnership’s and/or the Trading Companies’ Assets in U.S. Treasury Bills and/or Money Market Mutual Fund Securities. The General Partner has invested a portion, and may determine to invest up to all, of the Partnership’s and/or the Trading Companies’ assets in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership, as applicable, will retain all interest income earned on U.S. Treasury bills and money market mutual fund securities purchased.

In the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and/or the Trading Companies may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and the Trading Companies’ accounts in order to meet margin requirements and avoid early liquidation of U.S. Treasury bills.

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

Risks Relating to Futures Interests Trading and the Futures Interests Markets

Futures Interests Trading is Speculative and Volatile. The rapid fluctuations in the market prices of Futures Interests make an investment in the Partnership volatile. Volatility is caused by, among other things, changes in supply and demand relationships; weather; agricultural, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates. If a Trading Advisor incorrectly predicts the direction of prices in Futures Interests, large losses may occur. The Partnership’s performance will be volatile on a monthly and an annual basis. The Partnership could lose all or substantially all of its assets. The multi-advisor feature of the Partnership, through the Trading Companies, may reduce the return volatility relative to the performance of single-advisor investment funds.

The Trading Companies’ Futures Interests Trading is Highly Leveraged such that Small Changes in the Price of the Partnership’s Positions May Result in Substantial Losses. The Trading Advisors for the Partnership use substantial leverage. Trading Futures Interests involves substantial leverage, which could result in immediate and substantial losses. Due to the low margin deposits normally required in trading Futures Interests (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a Futures Interests trading account. As a result, a relatively small price movement in Futures Interests may result in immediate and substantial losses to the investor. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

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

Trading on Foreign Exchanges Presents Greater Risks to the Trading Companies than Trading on U.S. Exchanges. Each Trading Company trades on exchanges located outside the U.S.. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions.

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

Trading on foreign exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership in the event of the insolvency or bankruptcy of a non-U.S. market, broker or bank are likely to differ from rights that the Partnership would have in the U.S. and these rights may be more limited than in the case of failures of U.S. markets, brokers or banks.

Possible Governmental Intervention

Generally, foreign brokers are not subject to the jurisdiction of the CFTC or any other U.S. regulator. In addition, the Partnership’s assets held outside of the U.S. to margin transactions on foreign exchanges are held in accordance with the client assets protection regime and the insolvency laws of the applicable jurisdiction. A foreign government might halt trading in a market and/or take possession of the Partnership’s assets maintained in its country in which case the assets may never be recovered. The General Partner and the Trading Companies might have little or no notice that such events were happening. In such circumstances, the General Partner and the Trading Companies may not be able to obtain the Partnership’s assets.

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

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and a Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Trading Companies trade such contracts with MS&Co. and are at risk with respect to the creditworthiness and trading practices of MS&Co. as the counterparty to the contracts. See “Trading Swaps Creates Distinctive Risks” below.

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

Trading Swaps Creates Distinctive Risks. The Trading Advisors may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared by a clearing house and executed on an exchange or other organized trading platform. In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared by a clearing house and executed on an exchange or other organized trading platform. Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the Trading Companies to deposit initial margin and variation margin as collateral to support such Trading Company’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership (except to the extent required, beginning September 1, 2016, under the rules finalized by the CFTC and the prudential regulators as described below).. If the counterparty to such a swap defaults, the Trading Company would be a general unsecured creditor for any termination amounts owed by the counterparty to the Trading Company as well as for any collateral deposits in excess of the amounts owed by the Trading Company to the counterparty, which would likely result in losses to the Partnership.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership to post collateral to swap dealers and collect collateral from swap dealers. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

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

The Trading Companies are Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of a Trading Company. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of a Trading Company. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the U.S. District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013.

The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. The CFTC re-proposed revised position limits rules late in 2016, and the comment period for the rules closes in February 2017. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Trading Companies’ trading for the Partnership.

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

In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Trading Company’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Trading Company may only recover a portion of the available customer funds. If no property is available for distribution, the Trading Company would not recover any of its assets. With respect to each Trading Company’s OTC foreign exchange contracts and uncleared swaps with MS&Co. prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require a Trading Company to post collateral to swap dealers and collect collateral from swap dealers. Any initial margin that may be required to be posted by a swap dealer or a Trading Company must be segregated and held by an independent third party custodian and cannot be rehypothecated. Variation margin is not required to be segregated and may be rehypothecated. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

Risks Relating to the Trading Advisors

You should not rely on the past performance of the Trading Advisors in deciding to purchase Units. Since the future performance of a Trading Advisor is unpredictable, each Trading Advisor’s past performance is not necessarily indicative of future results.

Reliance on the Trading Advisors to Trade Successfully. Each Trading Advisor is responsible for making all Futures Interests trading decisions on behalf of the applicable Trading Company. The General Partner has no control over the specific trades that the Trading Advisors may make, leverage used, risks and/or concentrations assumed, or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner. The General Partner can provide no assurance that the trading programs employed by the Trading Advisors will be successful. The Trading Advisors, in turn, are dependent upon the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any of the Trading Advisors’ principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on the Trading Advisors’ ability to manage their trading activities successfully, or may cause a Trading Advisor to cease operations entirely. This, in turn, could negatively affect the Partnership’s performance.

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

Possible Consequences of Using Multiple Trading Advisors. Each Trading Advisor makes trading decisions independent of the other Trading Advisors for the Partnership. Thus, it is possible that the Partnership could hold opposite positions in the same or similar Futures Interests, thereby offsetting any potential for profit from these positions. Each such position would cost the Partnership transactional expenses (such as brokerage commissions and National Futures Association (“NFA”) fees) but could not generate any recognized gain or loss. Moreover, the General Partner may reallocate the Partnership’s assets among the current Trading Companies, terminate one or more or select additional Trading Companies at any time. Any such reallocation could adversely affect the performance of the Partnership or any one Trading Advisor.

Increasing the Assets Managed by a Trading Advisor may Adversely Affect Performance. The rates of return achieved by a Trading Advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the Trading Advisor to execute larger position sizes at desired prices and because of the need to adjust the Trading Advisor’s trading program to avoid exceeding speculative position limits. These are limits established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. The Trading Advisors have not agreed to limit the amount of additional assets that they will manage.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $339.7 billion as of December 31, 2016 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Partnership’s Trading Advisors to obtain the best prices for the Partnership.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (the “IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to legislation effective for tax years beginning on or after January 1, 2018, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Partnership’s executive and administrative offices are located within the offices of the General Partner. The General Partner’s offices utilized by the Partnership are located at 522 Fifth Avenue, New York, New York 10036.

Item 3.	Legal Proceedings.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2016 Audited Financial Statement.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7,500,000.

Civil Litigation

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $247 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $247 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On September 30, 2016, the court granted MS&Co.’s demurrer, with leave to replead. On October 21, 2016, the California Attorney General filed an amended complaint. On January 25, 2017, the court denied MS&Co.’s demurrer with respect to the amended complaint.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 4.	Mine Safety Disclosures. Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at February 28, 2017 was approximately 589.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through December 31, 2016 was $342,587,325. The Partnership received $2,317,000 in consideration from the sale of Units to Ceres.

Proceeds of net offering were used for the trading of commodity interests, including Futures Interests.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
October 1, 2016 - October 31, 2016	879.163	$ 881.94	N/A	N/A
November 1, 2016 - November 30, 2016	916.483	$ 865.52	N/A	N/A
December 1, 2016 - December 31, 2016	960.249	$ 872.20	N/A	N/A
	2,755.895	$ 873.09

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
October 1, 2016 - October 31, 2016	81.639	$ 923.72	N/A	N/A
November 1, 2016 - November 30, 2016	51.293	$ 906.91	N/A	N/A
December 1, 2016 - December 31, 2016	N/A	N/A	N/A	N/A
	132.932	$ 917.23

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C
October 1, 2016 - October 31, 2016	517.139	$ 967.50	N/A	N/A
November 1, 2016 - November 30, 2016	N/A	N/A	N/A	N/A
December 1, 2016 - December 31, 2016	N/A	N/A	N/A	N/A
	517.139	$ 967.50

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class D
October 1, 2016 - October 31, 2016	3,072.942	$ 990.07	N/A	N/A
November 1, 2016 - November 30, 2016	N/A	N/A	N/A	N/A
December 1, 2016 - December 31, 2016	N/A	N/A	N/A	N/A
	3,072.942	$ 990.07

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z
October 1, 2016 - October 31, 2016	N/A	N/A	N/A	N/A
November 1, 2016 - November 30, 2016	18.026	$ 1,043.31	N/A	N/A
December 1, 2016 - December 31, 2016	163.397	$ 1,053.10	N/A	N/A
	181.423	$ 1,052.13

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6.	Selected Financial Data.

Total trading results, net expenses, net income (loss) and net income (loss) per Unit by Class for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and net asset value per Unit by Class and total assets as of December 31, 2016, 2015, 2014, 2013 and 2012 were as follows:

	2016	2015	2014	2013	2012

Total trading results	$(4,035,347)	$(2,623,715)	$7,249,837	$831,297	$(12,921,925)
Net expenses	(1,195,691)	(1,778,885)	(2,251,753)	(3,960,159)	(5,672,687)

Net income (loss)	$(5,231,038)	$(4,402,600)	$4,998,084	$(3,128,862)	$(18,594,612)

Net income (loss) per Unit by Class:
Class A	$(136.65)	$(75.60)	$80.85	$(27.76)	$(109.48)

Class B	$(137.91)	$(73.16)	$89.06	$(23.37)	$(106.59)

Class C	$(139.00)	$(70.42)	$97.75	$(18.66)	$(103.49)

Class D	$(130.57)	$(68.92)	$102.27	$(16.20)	$(101.85)

Class Z	$(140.60)	$(63.88)	$116.63	$(8.33)	$(96.63)

Net asset value per Unit by Class:
Class A	$872.20	$1,008.85	$1,084.45	$1,003.60	$1,031.36

Class B	$914.29	$1,052.20	$1,125.36	$1,036.30	$1,059.67

Class C	$958.42	$1,097.42	$1,167.84	$1,070.09	$1,088.75

Class D	$-	$1,120.64	$1,189.56	$1,087.29	$1,103.49

Class Z	$1,053.10	$1,193.70	$1,257.58	$1,140.95	$1,149.28

Total assets	$26,960,801	$51,786,441	$68,647,268	$104,693,311	$168,705,774

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Trading Companies’ investments in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Trading Companies from promptly liquidating their futures or options contracts and result in restrictions on redemptions.

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

The General Partner estimates that at any given time approximately 11.6% to 49.1% of the Partnership’s contracts held indirectly through its investment in the Trading Companies are traded OTC.

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

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the Futures Interests markets. The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Trading Companies’ Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” for open contracts, and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Trading Companies’ trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The fair value of a foreign currency forward contract is extrapolated on a forward basis from the prices quoted as of approximately 3:00 P.M. (E.T.), the close of the business day.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Units at the net asset value per Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of redemptions from the Trading Companies . For the year ended December 31, 2016, 8,856.814 limited partner Units of Class A were redeemed totaling $8,354,152, 2,363.931 limited partner Units of Class B were redeemed totaling $2,427,874, 4,700.190 limited partner Units of Class C were redeemed totaling $5,009,660, 3,072.942 limited partner Units of Class D were redeemed totaling $3,042,415, 171.687 limited partner Units of Class Z were redeemed totaling $188,733 and 235.376 General Partner Units of Class Z were redeemed totaling $275,084. For the year ended December 31, 2015, 9,699.355 limited partner Units of Class A were redeemed totaling $9,934,442, 1,947.794 limited partner Units of Class B were redeemed totaling $2,084,923, 1,522.317 limited partner Units of Class C were redeemed totaling $1,707,440, 307.533 limited partner Units of Class Z were redeemed totaling $365,103 and 87.808 General Partner Units of Class Z were redeemed totaling $105,010. For the year ended December 31, 2014, 25,321.096 limited partner Units of Class A were redeemed totaling $25,338,777, 5,034.451 limited partner Units of Class B were redeemed totaling $5,161,398, 3,866.974 limited partner Units of Class C were redeemed totaling $4,030,013, 2,022.660 limited partner Units of Class D were redeemed totaling $2,192,240, 739.507 limited partner Units of Class Z were redeemed totaling $846,045 and 701.509 General Partner Units of Class Z were redeemed totaling $848,853.

The Partnership continues to offer Units at the net asset value per Unit as of the end of each month. For the year ended December 31, 2016, there were no subscriptions. For the year ended December 31, 2015, there were subscriptions of 1,524.332 limited partner Units of Class A totaling $1,660,047. For the year ended December 31, 2014, there were subscriptions of 1643.001 limited partner Units of Class A totaling $1,677,289.

For the year ended December 31, 2016, the net asset value per Unit for Class A decreased 13.5% from $1,008.85 to $872.2, the net asset value per Unit for Class B decreased 13.1% from $1,052.20 to $914.29, the net asset value per Unit for Class C decreased 12.7% from $1,097.42 to $958.42 and net asset value per Unit for Class Z decreased 11.8% from $1,193.70 to $1,053.10. For the period from January 1, 2016 to October 31, 2016, the net asset value per Unit for Class D decreased 11.7% from $1,120.64 to $990.07, prior to its full redemption on October 31, 2016. For the year ended December 31, 2015, the net asset value per Unit for Class A decreased 7.0% from $1,084.45 to $1,008.85, the net asset value per Unit for Class B decreased 6.5% from $1,125.36 to $1,052.20, the net asset value per Unit for Class C decreased 6.0% from $1,167.84 to $1,097.42, the net asset value per Unit for Class D decreased 5.8% from $1,189.56 to $1,120.64 and the net asset value per Unit for Class Z decreased 5.1% from $1,257.58 to $1,193.70. For the year ended December 31, 2014, the net asset value per Unit for Class A increased 8.1% from $1,003.60 to $1,084.45, the net asset value per Unit for Class B increased 8.6% from $1,036.30 to $1,125.36, the net asset value per Unit for Class C increased 9.1% from $1,070.09 to $1,167.84, the net asset value per Unit for Class D increased 9.4% from $1,087.29 to $1,189.56 and the net asset value per Unit for Class Z increased 10.2% from $1,140.95 to $1,257.58.

The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses for the year ended December 31, 2016 of $4,035,347. Losses were primarily attributable to the Trading Companies’ trading of Futures Interests in energy, grains, indices, U.S. interest rates, livestock, metals and softs, and were partially offset by gains in currencies and non-U.S. interest rates.

During the year, the Partnership posted a loss in Net Asset Value per Unit from trading losses within the metals, agricultural, energy, and global stock index sectors. A portion of these losses was offset by gains recorded in the global interest rate and currency sectors. The most significant losses were incurred within the metals complex during January from short precious metals positions as prices increased as uncertainty in Chinese financial markets, plunging oil prices, and signs of softening U.S. economic growth all bolstered the safe haven appeal of the metals. Additional losses were recorded during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve. During May and August, further losses were incurred in this sector from long positions in precious metals futures positions as prices declined due to weakening investor demand. Additional losses were recorded in metals during June, September, and December from short and long copper futures positions. Within the agricultural markets, losses were recorded during January and March from short corn and wheat futures positions as prices rose after on strong U.S. export data and adverse weather conditions in Brazil. During October, losses were experienced from short wheat futures positions as prices rose amid strong U.S. export sales, speculation of increased Chinese demand, and investors covering short positions. During November, losses were incurred from long coffee futures positions as prices decreased after forecasts of South American supplies increased and the weakening relative value of the Brazilian real dampened the market’s outlook. Additional losses in the agricultural markets were recorded during December from long positions in soybean futures as prices declined. In the energy complex, losses were experienced during March from short natural gas futures positions as prices rose due to larger-than-expected inventory draws and an improved demand outlook. Additional losses were recorded in this sector during April and May from short positions in crude oil and its related products as prices rose as U.S. crude production declined. Further losses were recorded during August and September from short positions in crude oil and its related products as prices increased on speculation the Organization of the Petroleum Exporting Countries (“OPEC”) would curtail oil production. Additional losses in this sector were experienced during November from short natural gas futures positions as prices rose in the latter half of the month. Within the global stock index sector, losses were incurred from April through June from long and short global equity index futures positions as prices whipsawed amid speculation on government stimulus, corporate earnings, and implications of the U.K. leaving the European Union. Further losses were recorded in this sector during August and September from long positions in U.S., European, and Asian stock indices as prices fluctuated amid continued speculation surrounding global central bank activity and its consequential effects on the marketplace. During October, additional losses were experienced in this sector from long positions in

U.S. stock indices as prices moved lower amid uncertainty in the U.S. Presidential election, disappointing earnings, and speculation that central banks globally may cut back on stimulus measures. A portion of the Partnership’s losses for the year was offset by gains achieved within the global interest rates sector during January and February from long U.S. and European bond futures positions as prices increased following dovish comments released by the respective central banks and a flight-to-quality due to global growth concerns. During June, additional gains were achieved within this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. Within the currency sector, gains were recorded during January from short positions in the British pound versus the U.S. dollar as the relative value of the pound fell amid concerns regarding the health of the U.K. economy and resulting implications for future rate increases. Additional gains were achieved in this sector during June from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the New Zealand dollar increased following a decision by Reserve Bank of New Zealand to hold off on cutting interest rates. During October, further gains were achieved within this sector from short positions in the British pound versus the U.S. dollar as the relative value of the pound continue to weaken due to concerns regarding the political and economic implications of the U.K. referendum to leave the European Union. Gains within the currency markets during December were recorded from short positions in the euro and Japanese yen versus the U.S. dollar.

The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses for the year ended 2015 of $2,623,715. Losses were primarily attributable to the Trading Companies’ trading of Futures Interests in currencies, U.S and non-U.S. interest rates, livestock and metals, and were partially offset by losses in energy, grains, indices and softs.

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

The Partnership, through its investment in the Trading Companies, experienced a net trading gain before fees and expenses for the year ended 2014 of $7,249,837. Gains were primarily attributable to the Trading Companies’ trading of commodity futures in currencies, U.S and non-U.S. interest rates, livestock and metals, and were partially offset by losses in energy, grains, indices and softs.

The most significant gains were achieved within the energy complex from long positions in crude oil futures as prices rallied during the first half of June due to concern that tensions in Iraq would curtail oil exports from OPEC’s second largest oil producer. Additional gains were recorded during September through December from short positions in crude oil and its related contracts as prices moved lower as U.S. oil production advanced to record levels and after OPEC decided not to reduce crude oil production amid a global supply surplus. Within the agricultural sector, gains were achieved during the majority of the first three quarters of the year from long positions in cocoa futures as prices rallied after industry reports indicated that the global supply shortfall could continue for the foreseeable future. Additional gains were achieved in this sector during the third quarter from short positions in corn, soybean, and wheat futures as prices declined as favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels. Within the global interest rate sector, gains were experienced primarily during May, August, and throughout the fourth quarter from long fixed income futures positions as prices rose amid central banks globally maintaining loose monetary policies to stimulate economic growth and stem deflation. Fixed income futures found additional support during the year as geopolitical tensions increased demand for the relative “safety” of government debt. Within the currency sector, gains were achieved during the majority of the second half of the year from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strengthening U.S. dollar. The Bank of Japan and the European Central Bank both focused on keeping interest rates low, while the U.S. Federal Reserve indicated higher interest rates, which benefited the Partnership’s short non- U.S. dollar currency positions. Within the global stock index sector, gains were experienced during April through August from long positions in Asian, European, and U.S. equity index futures as prices advanced as global economic data met expectations, geopolitical risks eased, and investors speculated that central banks’ monetary policies would remain accommodative in the near future. Additional gains were recorded in this sector during November from long positions in European, U.S., and Asian equity index futures as prices rose on speculation the European Central Bank will introduce additional stimulus measures, the release of positive economic reports in the U.S., and as Japan’s Prime Minister postponed an increase to the nation’s sales tax. A portion of the Partnership’s gains during the year were partially offset by losses incurred within the metals sector primarily during September from long positions in platinum and palladium futures as prices declined sharply on signs that European demand for the metal is faltering.

For further sector trading information, please refer to the Partnership’s Financial Statements for the year ended December 31, 2016, which are included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

The Partnership’s income and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Market Risk

The Trading Companies, on behalf of the Partnership, are party to financial instruments with elements of off-balance-sheet market and credit risk. The Trading Companies trade futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Trading Companies (and, indirectly, the Partnership) are subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Trading Companies, on behalf of the Partnership, at the same time, and the Trading Advisors were unable to offset positions of the Trading Companies, the Partnership (through its investment in the Trading Companies) could lose all of its assets and the limited partners would realize a loss equal to 100% of their capital accounts.

In addition to the Trading Advisors’ internal controls, each Trading Advisor must comply with the Trading Company’s (and, indirectly, the Partnership’s) trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisors and Ceres monitor the Trading Companies’ trading activities to ensure compliance with the trading policies, and Ceres can require a Trading Advisor to modify positions of the applicable Trading Company if Ceres believes they violate the Trading Company’s (and, indirectly, the Partnership’s) trading policies.

Credit Risk

In addition to market risk, in entering into Futures Interests contracts, there is a credit risk to each Trading Company (and, indirectly, the Partnership) that the counterparty on a contract will not be able to meet its obligations to the Trading Company. The ultimate counterparty or guarantor of each Trading Company for Futures Interests contracts traded in the United States, and most foreign exchanges on which the Trading Companies trade, is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to a Trading Company, and Ceres and the commodity brokers will not indemnify any Trading Company (and, indirectly, the Partnership) against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers.

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

Third, with respect to forward contract trading, the Trading Companies, on behalf of the Partnership, trade with only those counterparties which Ceres, together with MS&Co., has determined to be creditworthy. The Trading Companies presently deal with MS&Co. as the sole counterparty on all trading of foreign currency forward contracts.

For additional information, see the “Financial Instruments of the Trading Companies” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2016, which is included in “Item 8. Financial Statements and Supplementary Data.”

Inflation has not been a major factor in the Partnership’s operations.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The Partnership’s most significant accounting policy is the valuation of its investments in the Trading Companies. The fair value of the investments in the Trading Companies is determined based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and losses, including realized gains/losses and the net change in unrealized gains/losses, of each Trading Company.

Additionally, the Trading Company’s investments in Futures Interests and U.S. Treasury bills, as applicable, are carried at fair value. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

As of December 31, 2016 and September 30, 2016, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 12/31/2016	Allocation as of 9/30/2016
Aspect I, LLC	61.9%	60.7%
Boronia I, LLC	38.1%	39.3%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Trading Companies, each of which invests substantially all of its assets in the trading program of an unaffiliated Trading Advisor. The market-sensitive instruments held by the Trading Companies are acquired for speculative trading purposes, and substantially all of the respective Trading Companies’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Trading Companies’ main line of business.

The Futures Interests traded by the Trading Companies and U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts and forward currency option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of June 30, 2016, the Partnership fully redeemed its investment in Altis I, LLC. As of December 31, 2015, Altis I, LLC’s total capitalization was $17,284,540. The Partnership owned approximately 88.4% of Altis I, LLC. As of December 31, 2015, Altis I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

December 31, 2015

			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,403,409	8.12%	$1,528,556	$272,571	$901,181
Interest Rates	407,826	2.36%	860,830	86,769	454,235
Equity	485,111	2.81%	1,106,599	160,152	620,882
Commodity	1,891,809	10.94%	2,221,803	1,245,413	1,662,203

Total	$4,188,155	24.23%

*	Annual average of daily Values at Risk.

As of December 31, 2016, Aspect I, LLC’s total capitalization was $19,475,799. The Partnership owned approximately 85.6% of Aspect I, LLC. As of December 31, 2016, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$130,199	6.69%	$2,245,930	$554,999	$1,326,573
Interest Rates	469,106	2.41%	949,427	303,876	545,132
Equity	862,272	4.43%	1,090,398	166,295	501,941
Commodity	612,014	3.14%	1,105,657	382,159	673,799

Total	$2,073,591	16.67%

*	Annual average of daily Values at Risk.

As of December 31, 2015, Aspect I, LLC’s total capitalization was $19,472,503. The Partnership owned approximately 88.5% of Aspect I, LLC. As of December 31, 2015, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2015

			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,100,415	5.65%	$1,704,974	$105,953	$912,533
Interest Rates	408,014	2.10%	663,330	175,575	410,358
Equity	308,907	1.59%	565,355	114,229	315,138
Commodity	1,237,294	6.35%	1,464,866	424,670	788,553

Total	$3,054,630	15.69%

*	Annual average of daily Values at Risk.

As of January 31, 2016, the Partnership fully redeemed its investment in BHM I, LLC. As of December 31, 2015, BHM I, LLC’s total capitalization was $78,671,908. The Partnership owned approximately 2.3% of BHM I, LLC. As of December 31, 2015, BHM I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to BHM for trading) was as follows:

December 31, 2015

			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$363,989	0.46%	$4,636,011	$194,711	$1,030,885
Interest Rates	11,825	0.02%	1,399,215	-	162,482
Equity	294,019	0.37%	1,990,777	53,641	565,750
Commodity	6,369,443	8.10%	43,569,935	5,462,314	19,190,910

Total	$7,039,276	8.95%

*	Annual average of daily Values at Risk.

As of December 31, 2016, Boronia I, LLC’s total capitalization was $46,361,453. The Partnership owned approximately 22.2% of Boronia I, LLC. As of December 31, 2016, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,017,334	4.35%	$5,618,136	$960,149	$2,730,285
Interest Rates	988,120	2.13%	3,333,809	663,603	1,683,414
Equity	1,992,570	4.30%	4,125,302	1,043,389	2,212,080
Commodity	1,142,270	2.46%	5,168,817	1,018,691	2,276,841

Total	$6,140,294	13.24%

*	Annual average of daily Values at Risk.

As of December 31, 2015, Boronia I, LLC’s total capitalization was $74,259,634. The Partnership owned approximately 23.5% of Boronia I, LLC. As of December 31, 2015, Boronia I, LLC’s Value at Risk for its (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

December 31, 2015

			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,810,883	7.82%	$9,670,214	$2,053,234	$5,191,005
Interest Rates	2,205,898	2.97%	6,694,425	920,459	2,940,943
Equity	1,325,953	1.79%	9,574,905	1,217,103	4,374,314
Commodity	4,505,079	6.07%	9,333,026	1,774,957	4,937,710

Total	$13,847,813	18.65%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2016 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2016, the Partnership’s primary exposures were in the FTSE 100 (United Kingdom), Dow Industrials 30 (U.S.), MIB (Italy), VIX Market Volatility Index (U.S.), S&P/TSX 60 Index (Canada), and VSTOXX Volatility (Europe) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., Pacific Rim, and European indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership may also take futures positions on the government debt of smaller nations — e.g., Australia.

Commodities:

Metals. The Partnership’s primary metal market exposure as of December 31, 2016 was to fluctuations in the price of gold, copper, nickel and zinc.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2016.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton, sugar, and coffee accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2016.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in hog and cattle prices.

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

Item 8.	Financial Statements and Supplementary Data.

The following financial statements and related items of the Partnership are filed under this Item 8: Report of Deloitte & Touche LLP, independent registered public accounting firm; Statements of Financial Condition at December 31, 2016 and 2015; Schedule of Investments at December 31, 2016 and 2015; Statements of Income and Expenses For the years ended December 31, 2016, 2015 and 2014; Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Polaris Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Patrick T. Egan
President and Director
Ceres Managed Futures LLC General Partner,
Polaris Futures Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue New York, NY 10036 (855) 672-4468

Polaris Futures Fund L.P.

Management’s Report on Internal Control Over Financial Reporting

Ceres Managed Futures LLC (“Ceres”), the general partner of Polaris Futures Fund L.P. (the “Partnership”), is responsible for the management of the Partnership.

Management of the Partnership, Ceres (“Management”), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, and for the assessment of internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, Management used the criteria set forth by the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, Management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner of Polaris Futures Fund L.P.	General Partner of Polaris Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Polaris Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Polaris Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Polaris Futures Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Polaris Futures Fund L.P.

Statements of Financial Condition

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets:
Investment in the Trading Companies, at fair value (cost $27,336,554 and $50,349,104 at December 31, 2016 and 2015, respectively) (Note 5)	$26,958,581	$51,786,441
Expense reimbursement	135	-
Cash at bank (Note 1)	2,085	-

Total assets	$26,960,801	$51,786,441

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to General Partner (Note 2n and 2o)	$75,000	$-
Redemptions payable to Limited Partners (Note 2n and 2o)	934,603	1,306,287

Total liabilities	1,009,603	1,306,287

Partners’ Capital:
General Partner, Class Z, 272.848 and 508.224 Units outstanding at December 31, 2016 and 2015, respectively	287,336	606,665
Limited Partners, Class A, 24,055.239 and 32,912.053 Units outstanding at December 31, 2016 and 2015, respectively	20,980,919	33,203,425
Limited Partners, Class B, 3,306.826 and 5,670.757 Units outstanding at December 31, 2016 and 2015, respectively	3,023,384	5,966,745
Limited Partners, Class C, 1,404.826 and 6,105.016 Units outstanding at December 31, 2016 and 2015, respectively	1,346,414	6,699,759
Limited Partners, Class D, 0.000 and 3,072.942 Units outstanding at December 31, 2016 and 2015, respectively	-	3,443,667
Limited Partners, Class Z, 297.355 and 469.042 Units outstanding at December 31, 2016 and 2015, respectively	313,145	559,893

Total partners’ capital (net asset value)	25,951,198	50,480,154

Total liabilities and partners’ capital	$26,960,801	$51,786,441

Net asset value per Unit:
Class A	$872.20	$1,008.85

Class B	$914.29	$1,052.20

Class C	$958.42	$1,097.42

Class D	$-	$1,120.64

Class Z	$1,053.10	$1,193.70

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Schedule of Investments

December 31, 2016

	Fair Value	% of Partners’ Capital
Investment in the Trading Companies
Morgan Stanley Smith Barney Boronia I, LLC	$10,279,437	39.61%
Morgan Stanley Smith Barney Aspect I, LLC	16,679,144	64.27

Total Investments in the Trading Companies
(cost of $27,336,554)	$26,958,581	103.88%

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Schedule of Investments

December 31, 2015

	Fair Value	% of Partners’ Capital
Investment in the Trading Companies
Morgan Stanley Smith Barney Boronia I, LLC	$17,436,746	34.54%
Morgan Stanley Smith Barney Aspect I, LLC	17,235,691	34.14
Morgan Stanley Smith Barney Altis I, LLC	15,287,207	30.29
Morgan Stanley Smith Barney BHM I, LLC	1,826,797	3.62

Total Investments in the Trading Companies
(cost of $50,349,104)	$51,786,441	102.59%

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Expenses:
Ongoing Placement Agent fees (Note 2k)	$693,267	$1,021,750	$1,292,276
General Partner fees (Note 2j)	402,855	605,708	767,582
Administrative fees (Note 2l)	100,714	151,427	191,895
Other fees	864	-	-

Total expenses	1,197,700	1,778,885	2,251,753
Expense reimbursements	(2,009)	-	-

Net expenses	1,195,691	1,778,885	2,251,753

Net investment loss	(1,195,691)	(1,778,885)	(2,251,753)

Trading Results:
Net gains (losses) on investment in the Trading Companies:
Net realized gains (losses) on investment in the Trading Companies	(2,220,037)	(5,289,822)	(7,174,464)
Net change in unrealized gains (losses) on investment in the Trading Companies	(1,815,310)	2,666,107	14,424,301

Total trading results	(4,035,347)	(2,623,715)	7,249,837

Net income (loss)	$(5,231,038)	$(4,402,600)	$4,998,084

Net income (loss) allocation by Class:
Class A	$(3,868,354)	$(3,079,084)	$3,219,754

Class B	$(515,487)	$(521,957)	$622,666

Class C	$(343,685)	$(500,295)	$637,525

Class D**	$(401,252)	$(211,770)	$307,266

Class Z	$(102,260)	$(89,494)	$210,873

Net income (loss) per Unit* (Note 6):
Class A	$(136.65)	$(75.60)	$80.85

Class B	$(137.91)	$(73.16)	$89.06

Class C	$(139.00)	$(70.42)	$97.75

Class D**	$(130.57)	$(68.92)	$102.27

Class Z	$(140.60)	$(63.88)	$116.63

Weighted average number of Units outstanding:
Class A	29,396.858	38,666.136	50,586.687

Class B	4,276.459	6,920.009	9,319.442

Class C	3,371.320	6,794.642	8,309.822

Class D**	3,072.942	3,072.942	3,909.714

Class Z	826.063	1,287.101	2,177.462

*	Represents the change in net asset value per Unit.
**	Class D was fully redeemed as of October 31, 2016.

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2016, 2015 and 2014

	Class A	Class B	Class C	Class D	Class Z	Total
Partners’ Capital, December 31, 2013	$64,998,638	$13,112,357	$12,299,982	$5,540,411	$3,210,190	$99,161,578
Subscriptions	1,677,289	-	-	-	-	1,677,289
Net income (loss)	3,219,754	622,666	637,525	307,266	210,873	4,998,084
Redemptions	(25,338,777)	(5,161,398)	(4,030,013)	(2,192,240)	(1,694,898)	(38,417,326)

Partners’ Capital, December 31, 2014	44,556,904	8,573,625	8,907,494	3,655,437	1,726,165	67,419,625
Subscriptions	1,660,047	-	-	-	-	1,660,047
Net income (loss)	(3,079,084)	(521,957)	(500,295)	(211,770)	(89,494)	(4,402,600)
Redemptions	(9,934,442)	(2,084,923)	(1,707,440)	-	(470,113)	(14,196,918)

Partners’ Capital, December 31, 2015	33,203,425	5,966,745	6,699,759	3,443,667	1,166,558	50,480,154
Net income (loss)	(3,868,354)	(515,487)	(343,685)	(401,252)	(102,260)	(5,231,038)
Redemptions	(8,354,152)	(2,427,874)	(5,009,660)	(3,042,415)	(463,817)	(19,297,918)

Partners’ Capital, December 31, 2016	$20,980,919	$3,023,384	$1,346,414	$-	$600,481	$25,951,198

	Class A	Class B	Class C	Class D	Class Z
Ending Units December 31, 2013	64,765.171	12,653.002	11,494.307	5,095.602	2,813.623
Subscriptions	1,643.001	-	-	-	-
Redemptions	(25,321.096)	(5,034.451)	(3,866.974)	(2,022.660)	(1,441.016)

Ending Units December 31, 2014	41,087.076	7,618.551	7,627.333	3,072.942	1,372.607
Subscriptions	1,524.332	-	-	-	-
Redemptions	(9,699.355)	(1,947.794)	(1,522.317)	-	(395.341)

Ending Units December 31, 2015	32,912.053	5,670.757	6,105.016	3,072.942	977.266
Redemptions	(8,856.814)	(2,363.931)	(4,700.190)	(3,072.942)	(407.063)

Ending Units December 31, 2016	24,055.239	3,306.826	1,404.826	-	570.203

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Notes to Financial Statements

1.	Organization:

Polaris Futures Fund L.P. (the “Partnership”) was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 3, “Financial Instruments of the Trading Companies”) through the Partnership’s investments in its affiliated trading companies (each, a “Trading Company” or collectively, the “Trading Companies”). The Partnership invests substantially all of its assets in multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor (each, a “Trading Advisor” or collectively, the “Trading Advisors”) which makes investment decisions for each respective Trading Company. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its limited partnership agreement, as amended from time to time (the “Limited Partnership Agreement”).

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner and commodity pool operator and as each Trading Company’s trading manager and commodity pool operator (the “General Partner”, “Ceres” or the “Trading Manager”, as the context requires). At December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (‘MSSBH”). MSSBH was ultimately owned by Morgan Stanley. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent (“Placement Agent”) to the Partnership. Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker. Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, option and forward contract counterparty is MS&Co., to the extent that a Trading Company trades such contracts. At December 31, 2016, Morgan Stanley Wealth Management was a principal subsidiary of MSSBH. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership and the Trading Companies also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

All trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”) and Boronia Capital Pty. Ltd. (“Boronia”), each of which is a Trading Advisor. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Altis Partners (Jersey) Limited (“Altis”), Blenheim Capital Management, L.L.C (“Blenheim”) and Kaiser Trading Group Pty. Ltd. (“Kaiser”).

The Trading Companies to which the Partnership allocates its assets are Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”) and Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”). References herein to Trading Company or Trading Companies may also include as relevant, Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”), Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”) and Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”).

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

As of December 31, 2016, there were no Class D Units outstanding.

Polaris Futures Fund L.P.

Notes to Financial Statements

Ceres is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement. In addition, Class Z Units are only being offered to certain individuals affiliated with Morgan Stanley at Ceres’ sole discretion. Class Z Unit holders are not subject to paying the ongoing placement agent fee (as described in Note 2k).

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership and the Trading Companies, from the Administrative Fee (defined in Note 2l) it receives, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

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

b.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

c.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

d.

Partnership’s Investment. The Partnership’s investment in the Trading Companies is stated at fair value, which is based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and losses, including realized gains/losses and the net change in unrealized gains/losses, of each Trading Company. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in the Trading Companies on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946, “Financial Services – Investment Companies” as of the Partnership’s reporting date. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest, and the fair value of all open Futures Interests and other assets) less all liabilities of the Trading Company (including, but not limited to, management fees, incentive fees and other expenses), determined in accordance with GAAP.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro-rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized gains (losses) on investments in the Trading Companies Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership records realized gains or losses on its investment in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first-in, first-out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses. As of December 31, 2016 and 2015, the Partnership’s cash balances were $2,085 and $0, respectively.

Polaris Futures Fund L.P.

Notes to Financial Statements

Trading Companies’ Investments. All Futures Interests of the Trading Companies, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 4, “Fair Value Measurements”) at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in the trading account in the Trading Companies’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Trading Companies’ Statements of Income and Expenses.

Trading Company Cash. The Trading Companies’ cash is on deposit in commodity brokerage accounts with MS&Co. and will be maintained in cash, U.S. Treasury bills and/or other permitted investments and segregated as customer funds, to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. From time to time, a portion of the Trading Companies’ excess cash (the Trading Companies’ assets not used for Futures Interests trading or required margin for such trading) may be invested by MS&Co. in permitted investments chosen by the Trading Manager from time to time. The Trading Companies will receive 100% of the interest income earned on any excess cash invested in permitted investments. For excess cash which is not invested, MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the respective Trading Company’s accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of such interest payments, daily funds do not include monies due to each Trading Company on Futures Interests that have not been received. MS&Co. and Ceres will retain any excess interest not paid by MS&Co. to the Trading Companies on such uninvested cash.

e.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

f.

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

g.	Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 6, “Financial Highlights.”

h.

Fair Value of Financial Instruments. The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

i.

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

Polaris Futures Fund L.P.

Notes to Financial Statements

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

j.

General Partner Fees. The Partnership pays Ceres a monthly General Partner fee equal to 1/12th of 1.00% (a 1.00% annual rate) of the net asset value of each Class in the Partnership at the beginning of each month for services of operating and managing the Partnership.

k.

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

The limited partners still holding Class B and Class C Units pay the Placement Agent in accordance with the following schedule:

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

l.

Administrative Fees. The Partnership pays Ceres or its affiliates a monthly fee to cover all of the administrative, operating, offering, and organizational expenses (the “Administrative Fee”). The monthly Administrative Fee is capped at 1/12th of 0.25% (a 0.25% annual rate) of the beginning of the month net asset value of the Partnership. Ceres reimburses the Partnership, from the Administrative Fee it receives, the ordinary expenses of the Partnership.

m.

Continuous Offering. Units of the Partnership are offered in two Classes, identical in all material respects except for the ongoing placement agent fees charged. Depending on the aggregate amount invested in the Partnership, a limited partner will receive Class A or D Units in the Partnership. Prior to February 1, 2012, Units were offered in four Classes. Units within each Partnership Class were initially offered at $1,000 per Unit, except for Class D Units which were initially offered on March 1, 2009 at $1,300 per Unit. Thereafter, Units are offered on a continuous basis as of the first day of each month (a “Subscription Date”) at the net asset value per Unit for each Class as of the last day of the immediately

Polaris Futures Fund L.P.

Notes to Financial Statements

preceding month. The minimum subscription amount in the Partnership is $25,000, subject to the discretion of Ceres to accept a lower amount. The minimum subscription amount for ERISA/IRA investors is $10,000. Additional subscriptions can be made in increments of $10,000 if a limited partner has already met the minimum subscription amount, subject to the discretion of Ceres to accept a lower amount. The request for the subscriptions must be delivered to the limited partner’s Morgan Stanley Financial Advisor or Private Wealth Advisor at Morgan Stanley Wealth Management branch office in time for it to be forwarded to and received by Ceres, no later than 3:00 P.M., New York City time, on the third business day before the end of the month.

n.

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

o.

Exchanges. Limited partners may redeem some or all of their Units in the Partnership on the Redemption Date and use the proceeds to purchase Units in any other commodity pool(s) operated by the General Partner that are accepting subscriptions on the following Subscription Date; provided the limited partner meets the suitability criteria for the other commodity pool and has redeemed its Partnership Units according to the Limited Partnership Agreement.

Investors also may redeem their Units in any other commodity pool(s) operated by the General Partner and use the proceeds to purchase Units in the Partnership on the following Subscription Date; provided the potential limited partner meets the suitability criteria for the Partnership and has redeemed its Partnership Units in the other commodity pool(s) according to the applicable limited partnership agreement. In order to effect an exchange, the limited partner must send a subscription and exchange agreement and power of attorney to the limited partner’s Morgan Stanley Financial Advisor or Private Wealth Advisor, and that agreement must be forwarded by the Morgan Stanley Wealth Management branch office in time for it to be received by Ceres no later than 3:00 P.M., New York City time, on the third business day before the end of the month.

p.

Distributions. Distributions, other than redemptions of Units, are made on a pro rata basis at the sole discretion of Ceres. No distributions have been made to date. Ceres does not intend to make any distributions of the Partnership’s profits.

q.

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

Polaris Futures Fund L.P.

Notes to Financial Statements

3.	Financial Instruments of the Trading Companies:

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

The Futures Interests traded by the Trading Advisors on behalf of the Trading Companies and the U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.

Gains and losses on open positions of exchange-traded futures, exchange-traded forwards, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date. However, the Trading Companies are required to meet margin requirements with the counterparty.

The Trading Companies may buy or write put and call options through listed exchanges and the OTC market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of specific Futures Interests on the underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the fair value of the Futures Interests on the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets in the Trading Companies’ Statements of Financial Condition. The difference between the fair value of an option and the premiums received/premiums paid is treated as an unrealized gain or loss in the Trading Companies’ Statements of Income and Expenses.

Polaris Futures Fund L.P.

Notes to Financial Statements

4.	Fair Value Measurements:

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

As of and for the years ended December 31, 2016 and 2015, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2.

5.	Trading Advisors to the Trading Companies:

Ceres retains certain commodity Trading Advisors to make all trading decisions for the Trading Companies. The Trading Advisors and their strategies for each Trading Company as of December 31, 2016 are as follows:

Trading Company	Trading Advisor	Strategy
Aspect I, LLC	Aspect	Aspect Diversified Program
Boronia I, LLC	Boronia	Boronia Diversified Program

Polaris Futures Fund L.P.

Notes to Financial Statements

At December 31, 2016, the Partnership owned approximately 85.6% of Aspect I, LLC and 22.2% of Boronia I, LLC.

At December 31, 2015, the Partnership owned approximately 33.3% of Aspect I, LLC, 29.5% of Altis I, LLC, 3.5% of BHM I, LLC and 33.7% of Boronia I, LLC.

Effective June 30, 2016, Ceres terminated the advisory agreement among the General Partner, Altis and Altis I, LLC, pursuant to which Altis traded a portion of Altis I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Altis ceased all Futures Interests trading on behalf of Altis I, LLC (and, indirectly, the Partnership).

Effective January 31, 2016, Ceres terminated the advisory agreement among the General Partner, BHM and BHM I, LLC, pursuant to which BHM traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, BHM ceased all Futures Interests trading on behalf of BHM I, LLC (and, indirectly, the Partnership).

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

Aspect I, LLC

Aspect I, LLC pays Aspect a monthly management fee equal to 1/12th of 1.50% (a 1.50% annual rate).

Boronia I, LLC

Effective January 1, 2015, the management fee percentage Boronia I, LLC paid to Boronia was changed to 1/12th of 1.50% (a 1.50% annual rate) of the net assets as of the first day of the month. Prior to December 31, 2014, the Trading Company accrued and paid to Boronia a monthly management fee equal to 1/12th of (3.00% if the beginning net assets is less than or equal to $60,000,000; 1.875% if the beginning net assets is greater than $60,000,000 and less than or equal to $120,000,000; or 1.50% if the beginning net assets is greater than $120,000,000) based on the Trading Company’s beginning net assets plus additions less withdrawals (as of the beginning of the month).

BHM I, LLC

BHM I, LLC paid Blenheim a monthly management fee equal to 1/12th of 2.00% (a 2.00% annual rate), prior to its termination on January 31, 2016.

Altis I, LLC

Altis I, LLC paid Altis a monthly management fee equal to 1/12th of 1.25% (a 1.25% annual rate), prior to its termination on June 30, 2016.

Incentive Fee. Each Trading Company pays each Trading Advisor a quarterly incentive fee equal to 20% of the trading profits earned by the applicable Trading Advisor for the Partnership. Trading profits represent the amount by which profits from Futures Interests trading exceed losses after management fees are deducted. To the extent a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until the Trading Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Such fee is accrued on a monthly basis.

For all Trading Companies, contributions and withdrawals are permitted on a monthly basis. As of December 31, 2016 and 2015, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

Foreign Currency Transactions and Translation. The Trading Companies’ functional currency is the U.S. dollar; however, the Trading Companies may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in total trading results in the Trading Companies’ Statements of Income and Expenses.

Brokerage, Clearing and Transaction Fees. Each Trading Company accrues and pays brokerage, clearing and transaction fees to MS&Co. Brokerage fees and transaction costs are paid as they are incurred on a half-turn basis at 100% of the rates that MS&Co. charges retail commodity customers and parties that are not clearinghouse members.

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Trading Companies as of December 31, 2016 and 2015 is shown in the following tables.

	December 31, 2016		For the Year Ended December 31, 2016
	% of Partnership’s Partners’ Capital
		Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
BHM I, LLC*	-%	$-	$(159,081)	$3,045	$-	Commodity Portfolio	Monthly
Altis I, LLC**	-%	-	(2,307,557)	97,207	-	Commodity Portfolio	Monthly
Aspect I, LLC	64.27%	16,679,144	(1,591,593)	276,078	56,710	Commodity Portfolio	Monthly
Boronia I, LLC	39.61%	10,279,437	22,884	207,748	146,049	Commodity Portfolio	Monthly

	December 31, 2015		For the Year Ended December 31, 2015
	% of Partnership’s Partners’ Capital
		Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
BHM I, LLC	3.62%	$1,826,797	$(2,608,496)	$204,073	$-	Commodity Portfolio	Monthly
Altis I, LLC	30.29%	15,287,207	82,592	190,131	-	Commodity Portfolio	Monthly
Aspect I, LLC	34.14%	17,235,691	1,448,878	204,225	362,351	Commodity Portfolio	Monthly
Boronia I, LLC	34.54%	17,436,746	(1,546,689)	320,902	178,955	Commodity Portfolio	Monthly

*	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

**	From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis I, LLC.

Polaris Futures Fund L.P.

Notes to Financial Statements

6.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Class A	Class B	Class C	Class D		Class Z
2016
Per Unit operating performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(105.14)	$(109.96)	$(114.74)	$(112.28)		$(126.17)
Net investment loss	(31.51)	(27.95)	(24.26)	(18.29)		(14.43)

Increase (decrease) for the year	(136.65)	(137.91)	(139.00)	(130.57)		(140.60)
Net asset value per Unit, beginning of year	1,008.85	1,052.20	1,097.42	1,120.64		1,193.70

Net asset value per Unit, end of period/year****	$872.20	$914.29	$958.42	$990.07		$1,053.10
Class D full redemption per Unit at October 31, 2016	-	-	-	(990.07)		-

Net asset value per Unit, end of year	$872.20	$914.29	$958.42	$-		$1,053.10

Ratios to Average Limited Partners’ Capital:
Net investment loss	(3.3)%	(2.8)%	(2.4)%	(2.0	)%***	(1.3)%

Partnership expenses before expense reimbursements	3.3%	2.8%	2.4%	2.0	%***	1.3%
Expense reimbursements	0.0%**	0.0%**	0.0%**	0.0	%***	0.0%**

Partnership expenses after expense reimbursements	3.3%	2.8%	2.4%	2.0	%***	1.3%

Total return	(13.5)%	(13.1)%	(12.7)%	(11.7)%		(11.8)%

2015
Per Unit operating performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(41.72)	$(43.34)	$(45.02)	$(45.97)		$(48.64)
Net investment loss	(33.88)	(29.82)	(25.40)	(22.95)		(15.24)

Increase (decrease) for the year	(75.60)	(73.16)	(70.42)	(68.92)		(63.88)
Net asset value per Unit, beginning of year	1,084.45	1,125.36	1,167.84	1,189.56		1,257.58

Net asset value per Unit, end of year	$1,008.85	$1,052.20	$1,097.42	$1,120.64		$1,193.70

Ratios to Average Limited Partners’ Capital:
Net investment loss	(3.3)%	(2.8)%	(2.3)%	(2.0)%		(1.3)%

Partnership expenses before expense reimbursements	3.3%	2.8%	2.3%	2.0%		1.3%
Expense reimbursements	-%	-%	-%	-%		-%

Partnership expenses after expense reimbursements	3.3%	2.8%	2.3%	2.0%		1.3%

Total return	(7.0)%	(6.5)%	(6.0)%	(5.8)%		(5.1)%

2014
Per Unit operating performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$113.73	$117.83	$122.15	$124.24		$131.08
Net investment loss	(32.88)	(28.77)	(24.40)	(21.97)		(14.45)

Increase (decrease) for the year	80.85	89.06	97.75	102.27		116.63
Net asset value per Unit, beginning of year	1,003.60	1,036.30	1,070.09	1,087.29		1,140.95

Net asset value per Unit, end of year	$1,084.45	$1,125.36	$1,167.84	$1,189.56		$1,257.58

Ratios to Average Limited Partners’ Capital:
Net investment loss	(3.3)%	(2.8)%	(2.3)%	(2.0)%		(1.3)%

Partnership expenses before expense reimbursements	3.3%	2.8%	2.3%	2.0%		1.3%
Expense reimbursements	-%	-%	-%	-%		-%

Partnership expenses after expense reimbursements	3.3%	2.8%	2.3%	2.0%		1.3%

Total return	8.1%	8.6%	9.1%	9.4%		10.2%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the year. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Due to rounding.

***	Annualized as there were no Class D offerings as of November 1, 2016.

****	Calculated prior to the full redemption of Class D Units.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for each Class of Units using its respective share of income, expenses and average Partners’ Capital of the Partnership and excludes the income and expenses of the Trading Companies.

Ratios to Average Net Assets for the Trading Companies as of December 31, 2016:

Interest Income	0.1%
Management fees	(1.5)%
Incentive fees	(0.5)%

7.	Investment Risks:

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

The credit risk on Futures Interests arises from the potential inability of counterparties to perform under the terms of the contracts. Each Trading Company has credit risk because the commodity brokers will act as the futures commission merchants or the counterparties with respect to most of each Trading Company’s assets. Each Trading Company’s exposure to credit risk associated with counterparty nonperformance is typically limited to the cash deposits with, or other form of collateral held by, the counterparty. The General Partner estimates that at any given time approximately 11.6% and 49.1% of the Partnership’s contracts, held indirectly through its investment in the Trading Companies, are OTC.

8.	Subsequent Events:

As of January 1, 2017, Ceres and Morgan Stanley Wealth Management became wholly-owned subsidiaries of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, Ceres and Morgan Stanley Wealth Management were wholly-owned subsidiaries of MSSBH. MSD Holdings is ultimately owned by Morgan Stanley.

Polaris Futures Fund L.P.

Notes to Financial Statements

Effective February 27, 2017, Aspect I, LLC changed its name from Morgan Stanley Smith Barney Aspect I, LLC to CMF Aspect I, LLC.

Effective February 27, 2017, Boronia I, LLC changed its name from Morgan Stanley Smith Barney Boronia I, LLC to CMF Boronia I, LLC.

Ceres has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2016 and 2015 are summarized below:

	For the period from October 1, 2016 to December 31, 2016		For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016

Total trading results	$(1,369,754)		$(2,367,167)	$(398,187)	$99,761
Net expenses	(225,011)		(288,623)	(315,600)	(366,457)

Net income (loss)	$(1,594,765)		$(2,655,790)	$(713,787)	$(266,696)

Net income (loss) per Unit by Class:
Class A	$(44.80)		$(67.55)	$(14.43)	$(9.87)

Class B	$(45.74)		$(69.40)	$(13.78)	$(8.99)

Class C	$(46.67)		$(71.28)	$(13.04)	$(8.01)

Class D	$(38.24	) *	$(72.22)	$(12.63)	$(7.48)

Class Z	$(48.48)		$(75.12)	$(11.26)	$(5.74)

* Class D was fully redeemed as of October 31, 2016

	For the period from October 1, 2015 to December 31, 2015		For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015

Total trading results	$1,265,500		$4,004,879	$(9,338,940)	$1,444,846
Net expenses	(396,070)		(405,706)	(472,723)	(504,386)

Net income (loss)	$869,430		$3,599,173	$(9,811,663)	$940,460

Net income (loss) per Unit by Class:
Class A	$13.65		$61.16	$(164.59)	$14.18

Class B	$15.54		$64.89	$(169.73)	$16.14

Class C	$17.55		$68.83	$(175.02)	$18.22

Class D	$18.60		$70.88	$(177.71)	$19.31

Class Z	$22.01		$77.37	$(186.06)	$22.80

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 1, 2016, the Board of Directors of the General Partner dismissed Deloitte & Touche LLP (“Deloitte”) as the registered public accounting firm for the Partnership, effective as of the close of business on the day the Partnership’s audited financial statements for the 2016 fiscal year end, including this Form 10-K, are filed.

The audit reports of Deloitte on the Partnership’s financial statements as of and for the two most recent fiscal years (ending December 31, 2016 and December 31, 2015) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no disagreements between the Partnership and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Partnership for such periods. During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

On December 1, 2016, the Board of Directors of the General Partner, on behalf of the Partnership, approved the engagement of Ernst & Young LLP (“EY”) as the independent registered public accounting firm for the Partnership. During the Partnership’s fiscal years ending December 31, 2015 and December 31, 2014 and the interim period prior to engaging EY, neither the Partnership, the General Partner, nor anyone on their behalf consulted EY, on behalf of the Partnership, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Partnership’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 and, based on that evaluation, the President and CFO have concluded that at that date the General Partner’s Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•

provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•

provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information.

Effective February 27, 2017, Aspect I, LLC changed its name from Morgan Stanley Smith Barney Aspect I, LLC to CMF Aspect I, LLC.

Effective February 27, 2017, Boronia I, LLC changed its name from Morgan Stanley Smith Barney Boronia I, LLC to CMF Boronia I, LLC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Maureen O’Toole (Director), M. Paul Martin (Director), Feta Zabeli (Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross, Maureen O’Toole and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 48, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 45, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 59, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 58, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 57, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 49, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2016 were timely and correctly made.

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

The Audit Committee

The Partnership is operated by its general partner, Ceres, and has no audit committee.

Item 11.	Executive Compensation.

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

(a) Security Ownership of Certain Beneficial Owners. As of February 28, 2017, there were no persons known to be beneficial owners of more than 5 percent of the outstanding Units of the Partnership.

(b) Security Ownership of Management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2016:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Units	General Partner	272.848	47.9%

(c) Changes in Control. None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. Ceres, Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business.”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14.	Principal Accountant Fees and Services.

Ceres, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Ceres. through the Partnership administrative fee it pays, as discussed in the Notes to Financial Statements, which are referenced in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the years ended December 31, 2016 and 2015 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016: $113,600

2015: $202,900

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2016 and 2015 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not applicable.

(6) Not applicable.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

1. Listing of Financial Statements

 The following financial statements and report of independent registered public accounting firm:

-         Report of Deloitte & Touche LLP, independent registered public accounting firm.

-         Statements of Financial Condition at December 31, 2016 and 2015.

-         Schedule of Investments at December 31, 2016 and 2015.

-         Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014.

-         Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.

-         Notes to Financial Statements.

Additionally, financial statements of the Trading Companies required by Regulation S-X are filed as Exhibits 99.1, 99.2, 99.3 and 99.4 to this Form 10-K.

2. Listing of Financial Statement Schedules

  None.

3. Exhibits

  For the exhibits incorporated by reference or filed herewith to this report, refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLARIS FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director Date: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2017	Date: March 28, 2017	Date: March 28, 2017

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2017	Date: March 28, 2017
Date: March 28, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.

EXHIBITS

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

99.1	Morgan Stanley Smith Barney Altis I, LLC (Trading Company in Liquidation) Financial Statements.

99.2	CMF Aspect I, LLC (formerly, Morgan Stanley Smith Barney Aspect I, LLC) Financial Statements.

99.3	Morgan Stanley Smith Barney BHM I, LLC (Trading Company in Liquidation) Financial Statements.

99.4	CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) Financial Statements.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

!	Incorporated herein by reference from the Registrant’s Form 10, filed on August 8, 2008.

+	Incorporated herein by reference from the Registrant’s Form 8-K, filed on June 4, 2009.

†	Incorporated herein by reference from the Registrant’s Form 8-K, filed on October 1, 2009.

•	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on August 15, 2011.

!!	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 27, 2013.

++	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 14, 2013.

$	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 28, 2014.

**	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on May 14, 2014.

••	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 30, 2015.

#	Incorporated herein by reference from the Registrant’s Form 8-K, filed on August 6, 2015.

##	Incorporated herein by reference from the Registrant’s Form 8-K, filed on November 4, 2015.

††	Incorporated herein by reference from the Registrant’s Form 8-K, filed on January 7, 2016.

$$	Incorporated herein by reference from the Registrant’s Form 8-K, filed on March 8, 2016.

*	Confidential treatment has been granted with respect to the omitted portions of this exhibit.

^ Submitted electronically herewith.