Form 10-Q
period 2017-06-30
Polaris Futures Fund L.P.
filed 2017-08-10
CIK 1428040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes    No X

As of July 31, 2017, 18,046.240 Limited Partnership Class A Units were outstanding, 2,680.562 Limited Partnership Class B Units were outstanding, 1,244.826 Limited Partnership Class C Units were outstanding and 249.458 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Polaris Futures Fund L.P.

Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Investment in the Trading Companies, at fair value (cost $22,135,759 and $27,336,554 at June 30, 2017 and December 31, 2016, respectively)	$19,140,826	$26,958,581
Expense reimbursement	134	135
Cash at bank	2,507	2,085

Total assets	$19,143,467	$26,960,801

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to General Partner	$40,000	$75,000
Redemptions payable to Limited Partners	939,613	934,603

Total liabilities	979,613	1,009,603

Partners’ Capital:
General Partner, Class Z, 205.278 and 272.848 Units outstanding at June 30, 2017 and December 31, 2016, respectively	195,394	287,336
Limited Partners, Class A, 18,529.670 and 24,055.239 Units outstanding at June 30, 2017 and December 31, 2016, respectively	14,459,792	20,980,919
Limited Partners, Class B, 2,680.562 and 3,306.826 Units outstanding at June 30, 2017 and December 31, 2016, respectively	2,198,331	3,023,384
Limited Partners, Class C, 1,244.826 and 1,404.826 Units outstanding at June 30, 2017 and December 31, 2016, respectively	1,072,890	1,346,414
Limited Partners, Class Z, 249.458 and 297.355 Units outstanding at June 30, 2017 and December 31, 2016, respectively	237,447	313,145

Total partners’ capital (net asset value)	18,163,854	25,951,198

Total liabilities and partners’ capital	$19,143,467	$26,960,801

Net asset value per Unit:
Class A	$780.36	$872.20

Class B	$820.10	$914.29

Class C	$861.88	$958.42

Class Z	$951.85	$1,053.10

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Schedule of Investments

June 30, 2017

(Unaudited)

Investment in the Trading Companies	Fair Value	% of Partners’ Capital
CMF Aspect I, LLC	$12,461,186	68.60%
CMF Boronia I, LLC	6,679,640	36.78

Total Investment in the Trading Companies (cost of $22,135,759)	$19,140,826	105.38%

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Schedule of Investments

December 31, 2016

Investment in the Trading Companies	Fair Value	% of Partners’ Capital
Morgan Stanley Smith Barney Aspect I, LLC	$16,679,144	64.27%
Morgan Stanley Smith Barney Boronia I, LLC	10,279,437	39.61

Total Investment in the Trading Companies (cost of $27,336,554)	$26,958,581	103.88%

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expenses:
Ongoing placement agent fees	$94,268	$182,515	$207,056	$392,997
General Partner fees	51,488	106,778	112,769	231,876
Administrative fees	12,872	26,694	28,192	57,969
Other fees	197	197	395	393

Total expenses	158,825	316,184	348,412	683,235
Expense reimbursements	(408)	(584)	(815)	(1,178)

Net expenses	158,417	315,600	347,597	682,057

Net investment loss	(158,417)	(315,600)	(347,597)	(682,057)

Trading Results:
Net gains (losses) on investment in the Trading Companies:
Net realized gains (losses) on investment in the Trading Companies	120,384	(941,313)	445,735	(213,937)
Net change in unrealized gains (losses) on investment in the Trading Companies	(730,941)	543,126	(2,616,959)	(84,489)

Total trading results	(610,557)	(398,187)	(2,171,224)	(298,426)

Net income (loss)	$(768,974)	$(713,787)	$(2,518,821)	$(980,483)

Net income (loss) allocation by Class:
Class A	$(618,104)	$(480,878)	$(2,038,000)	$(745,943)

Class B	$(92,520)	$(64,884)	$(293,309)	$(84,639)

Class C	$(40,145)	$(119,001)	$(130,463)	$(80,627)

Class D**	$-	$(38,803)	$-	$(61,792)

Class Z	$(18,205)	$(10,221)	$(57,049)	$(7,482)

Net income (loss) per Unit*:
Class A	$(31.25)	$(14.43)	$(91.84)	$(24.30)

Class B	$(31.76)	$(13.78)	$(94.19)	$(22.77)

Class C	$(32.25)	$(13.04)	$(96.54)	$(21.05)

Class D**	$-	$(12.63)	$-	$(20.11)

Class Z	$(33.13)	$(11.26)	$(101.25)	$(17.00)

	Units	Units	Units	Units
Weighted average number of Units outstanding:
Class A	20,290.892	30,715.555	21,786.146	31,483.129

Class B	2,996.703	4,628.856	3,104.333	4,873.845

Class C	1,244.826	3,717.041	1,324.826	4,705.136

Class D**	-	3,072.942	-	3,072.942

Class Z	561.687	854.017	565.945	892.157

*	Represents the change in net asset value per Unit during the period.
**	Class D was fully redeemed as of October 31, 2016.

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Class A	Class B	Class C	Class D*	Class Z	Total
Partners’ Capital, December 31, 2016	$20,980,919	$3,023,384	$1,346,414	$-	$600,481	$25,951,198
Net income (loss)	(2,038,000)	(293,309)	(130,463)	-	(57,049)	(2,518,821)
Redemptions - Limited Partners	(4,483,127)	(531,744)	(143,061)	-	(45,591)	(5,203,523)
Redemptions - General Partner	-	-	-	-	(65,000)	(65,000)

Partners’ Capital, June 30, 2017	$14,459,792	$2,198,331	$1,072,890	$-	$432,841	$18,163,854

Partners’ Capital, December 31, 2015	$33,203,425	$5,966,745	$6,699,759	$3,443,667	$1,166,558	$50,480,154
Net income (loss)	(745,943)	(84,639)	(80,627)	(61,792)	(7,482)	(980,483)
Redemptions - Limited Partners	(3,476,620)	(1,618,488)	(3,930,559)	-	(247,936)	(9,273,603)

Partners’ Capital, June 30, 2016	$28,980,862	$4,263,618	$2,688,573	$3,381,875	$911,140	$40,226,068

	Class A	Class B	Class C	Class D*	Class Z
Ending Units, December 31, 2016	24,055.239	3,306.826	1,404.826	-	570.203
Redemptions - Limited Partners	(5,525.569)	(626.264)	(160.000)	-	(47.897)
Redemptions - General Partner	-	-	-	-	(67.570)

Ending Units, June 30, 2017	18,529.670	2,680.562	1,244.826	-	454.736

Ending Units, December 31, 2015	32,912.053	5,670.757	6,105.016	3,072.942	977.266
Redemptions - Limited Partners	(3,476.439)	(1,529.034)	(3,607.214)	-	(202.945)

Ending Units, June 30, 2016	29,435.614	4,141.723	2,497.802	3,072.942	774.321

*	Class D was fully redeemed as of October 31, 2016.

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

All trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”) and Boronia Capital Pty. Ltd. (“Boronia”), each of which is a Trading Advisor. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Altis Partners (Jersey) Limited (“Altis”) and Blenheim Capital Management, L.L.C. (“Blenheim”).

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

Effective January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim and BHM I, LLC, pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Blenheim ceased all Futures Interests trading on behalf of BHM I, LLC (and, indirectly, the Partnership). The General Partner reallocated the net assets formerly allocated by the Partnership to Blenheim among the remaining Trading Advisors of the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016, and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized gains (losses) on investments in the Trading Companies in the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership records a realized gain or loss on its investments in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first-in, first-out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses. As of June 30, 2017 and December 31, 2016, the Partnership’s total cash balance was $2,507 and $2,085, respectively.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017
	Class A		Class B		Class C		Class Z
Per Unit operating performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(24.69)		$(25.94)		$(27.25)		$(30.07)
Net investment loss	(6.56)		(5.82)		(5.00)		(3.06)

Increase (decrease) for the period	(31.25)		(31.76)		(32.25)		(33.13)
Net asset value per Unit, beginning of period	811.61		851.86		894.13		984.98

Net asset value per Unit, end of period	$780.36		$820.10		$861.88		$951.85

	Three Months Ended June 30, 2017
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss	(3.4)%		(2.8)%		(2.3)%		(1.3)%

Partnership expenses before expense reimbursements	3.4%		2.8%		2.3%		1.3%
Expense reimbursements	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***

Partnership expenses after expense reimbursements	3.4%		2.8%		2.3%		1.3%

Total return	(3.9)%		(3.7)%		(3.6)%		(3.4)%

	Six Months Ended June 30, 2017
	Class A		Class B		Class C		Class Z
Per Unit operating performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(78.37)		$(82.25)		$(86.28)		$(94.99)
Net investment loss	(13.47)		(11.94)		(10.26)		(6.26)

Increase (decrease) for the period	(91.84)		(94.19)		(96.54)		(101.25)
Net asset value per Unit, beginning of period	872.20		914.29		958.42		1,053.10

Net asset value per Unit, end of period	$780.36		$820.10		$861.88		$951.85

	Six Months Ended June 30, 2017
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss	(3.4)%		(2.8)%		(2.3)%		(1.4)%

Partnership expenses before expense reimbursements	3.4%		2.8%		2.3%		1.4%
Expense reimbursements	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***

Partnership expenses after expense reimbursements	3.4%		2.8%		2.3%		1.4%

Total return	(10.5)%		(10.3)%		(10.1)%		(9.6)%

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended June 30, 2016
	Class A		Class B		Class C		Class D		Class Z
Per Unit operating performance (for a unit outstanding throughout the period):*

Net realized and unrealized gains (losses)	$(6.56)		$(6.83)		$(7.07)		$(7.24)		$(7.66)
Net investment loss	(7.87)		(6.95)		(5.97)		(5.39)		(3.60)
Increase (decrease) for the period	(14.43)		(13.78)		(13.04)		(12.63)		(11.26)
Net asset value per Unit, beginning of period	998.98		1,043.21		1,089.41		1,113.16		1,187.96

Net asset value per Unit, end of period	$984.55		$1,029.43		$1,076.37		$1,100.53		$1,176.70

	Three Months Ended June 30, 2016
	Class A		Class B		Class C		Class D		Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss	(3.3)%		(2.8)%		(2.5)%		(2.0)%		(1.3)%

Partnership expenses before expense reimbursements	3.3%		2.8%		2.5%		2.0%		1.3%
Expense reimbursements	0.0	%***	0.0	%***	0.0	%***	0.0	%***	0.0	%***

Partnership expenses after expense reimbursements	3.3%		2.8%		2.5%		2.0%		1.3%

Total return	(1.4)%		(1.3)%		(1.2)%		(1.1)%		(0.9)%

	Six Months Ended June 30, 2016
	Class A		Class B		Class C		Class D		Class Z
Per Unit operating performance (for a unit outstanding throughout the period):*

Net realized and unrealized gains (losses)	$(8.01)		$(8.38)		$(8.68)		$(8.96)		$(9.57)
Net investment loss	(16.29)		(14.39)		(12.37)		(11.15)		(7.43)

Increase (decrease) for the period	(24.30)		(22.77)		(21.05)		(20.11)		(17.00)
Net asset value per Unit, beginning of period	1,008.85		1,052.20		1,097.42		1,120.64		1,193.70

Net asset value per Unit, end of period	$984.55		$1,029.43		$1,076.37		$1,100.53		$1,176.70

	Six Months Ended June 30, 2016
	Class A		Class B		Class C		Class D		Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss	(3.3)%		(2.8)%		(2.5)%		(2.0)%		(1.3)%

Partnership expenses before expense reimbursements	3.3%		2.8%		2.5%		2.0%		1.3%
Expense reimbursements	0.0	%***	0.0	%***	0.0	%***	0.0	%***	0.0	%***

Partnership expenses after expense reimbursements	3.3%		2.8%		2.5%		2.0%		1.3%

Total return	(2.4)%		(2.2)%		(1.9)%		(1.8)%		(1.4)%

*	Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized.

***	Due to rounding.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and exclude the income and expenses allocated from the Trading Companies.

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

Trading Companies’ Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Trading Companies consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2).

As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

6.	Trading Advisors to the Trading Companies:

At June 30, 2017, the Partnership owned approximately 85.8% of Aspect I, LLC and 21.7% of Boronia I, LLC. At December 31, 2016, the Partnership owned approximately 85.6% of Aspect I, LLC and 22.2% of Boronia I, LLC.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

The tables below represent summarized results of operations for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2017 and 2016, respectively.

For the three months ended June 30, 2017	Net Investment Loss	Total Trading Results	Net Income (Loss)

Aspect I, LLC	$(47,544)	$(651,909)	$(699,453)
Boronia I, LLC	(372,467)	290,771	(81,696)

For the six months ended June 30, 2017	Net Investment Loss	Total Trading Results	Net Income (Loss)

Aspect I, LLC	$(112,609)	$(926,459)	$(1,039,068)
Boronia I, LLC	(778,252)	(5,034,254)	(5,812,506)

For the three months ended June 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)

Altis I, LLC	(88,357)	(933,808)	(1,022,165)
Aspect I, LLC	(76,253)	(325,234)	(401,487)
Boronia I, LLC	(1,082,633)	4,790,599	3,707,966

For the six months ended June 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)

BHM I, LLC*	$(170,710)	$(6,343,252)	$(6,513,962)
Altis I, LLC	(171,789)	(2,453,952)	(2,625,741)
Aspect I, LLC	(215,932)	73,807	(142,125)
Boronia I, LLC	(1,773,815)	11,497,535	9,723,720

*	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro rata share of the results of operations of the Trading Companies is shown in the following tables.

	June 30, 2017		For the three months ended June 30, 2017
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
Aspect I, LLC	68.60%	$12,461,186	$(597,212)	$50,048	$-	Commodity Portfolio	Monthly
Boronia I, LLC	36.78%	6,679,640	(13,345)	26,976	-	Commodity Portfolio	Monthly

	June 30, 2017		For the six months ended June 30, 2017
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
Aspect I, LLC	68.60%	$12,461,186	$(885,173)	$108,851	$-	Commodity Portfolio	Monthly
Boronia I, LLC	36.78%	6,679,640	(1,286,051)	59,849	-	Commodity Portfolio	Monthly

	December 31, 2016		For the three months ended June 30, 2016
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
Altis I, LLC	-%	$-	$(896,371)	$44,855	$-	Commodity Portfolio	Monthly
Aspect I, LLC	64.27%	16,679,144	(355,981)	59,029	-	Commodity Portfolio	Monthly
Boronia I, LLC	39.61%	10,279,437	854,165	46,910	130,127	Commodity Portfolio	Monthly

	December 31, 2016		For the six months ended June 30, 2016
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
BHM I, LLC*	-%	$-	$(159,081)	$3,045	$-	Commodity Portfolio	Monthly
Altis I, LLC	-%	-	(2,307,557)	97,207	-	Commodity Portfolio	Monthly
Aspect I, LLC	64.27%	16,679,144	(125,298)	119,979	56,710	Commodity Portfolio	Monthly
Boronia I, LLC	39.61%	10,279,437	2,293,510	108,038	144,559	Commodity Portfolio	Monthly

*	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Subsequent Events:

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Companies, expense reimbursement and cash at bank. The Trading Companies do not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Companies. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

The Trading Companies’ investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Trading Companies from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

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

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Trading Companies, expenses, subscriptions and redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2017, Partnership capital decreased 30.0% from $25,951,198 to $18,163,854. This decrease was attributable to redemptions of 5,525.569 Limited Partners Class A Units totaling $4,483,127, 626.264 Limited Partners Class B Units totaling $531,744, 160.000 Limited Partners Class C Units totaling $143,061, 67.570 General Partner Class Z Units totaling $65,000 and 47.897 Limited Partners Class Z Units totaling $45,591, coupled with a net loss of $2,518,821. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The General Partner estimates that at any given time approximately 39.8% and 50.8% of the Partnership’s contracts, held indirectly through its investment in the Trading Companies, are traded OTC.

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2017 and 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

As of June 30, 2017 and March 31, 2017, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 6/30/2017	Allocation as of 3/31/2017
Aspect I, LLC	65.1%	64.0%
Boronia I, LLC	34.9%	36.0%

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Trading Companies’ Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Trading Companies’ trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

During the Partnership’s second quarter of 2017, the net asset value per Unit for Class A decreased 3.9% from $811.61 to $780.36, as compared to a decrease of 1.4% in the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Unit for Class B decreased 3.7% from $851.86 to $820.10, as compared to a decrease of 1.3% in the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Unit for Class C decreased 3.6% from $894.13 to $861.88, as compared to a decrease of 1.2% in the second quarter of 2016. As of December 31, 2016, there were no Class D Units in the Partnership. During the Partnership’s second quarter of 2016, the net asset value per Unit for Class D decreased 1.1% from $1,113.16 to $1,100.53. During the Partnership’s second quarter of 2017, the net asset value per Unit for Class Z decreased 3.4% from $984.98 to $951.85, as compared to a decrease of 0.9% in the second quarter of 2016. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the second quarter of 2017 of $610,557. Losses were primarily attributable to the Trading Companies’ trading of Future Interests in currencies, energy, U.S and non-U.S. interest rates, grains and metals and were partially offset by gains in indices, livestock and softs. The Partnership, through its investment in the Trading Companies’, experienced a net trading loss before fees and expenses in the second quarter of 2016 of $398,187. Losses were primarily attributable to the Trading Companies’ trading of Futures Interests in energy, metals and indices and were partially offset by gains in currencies, U.S. and non-U.S. interest rates and agriculturals.

The most significant losses were incurred within the global interest rate sector primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on eurozone inflation, which triggered a rebound in government bond yields. Within the energy complex, losses were recorded throughout the second quarter from long and short futures positions in oil related futures products as prices whipsawed amid speculation of global demand and whether or not OPEC would continue to curb oil production. Losses within the currency sector were recorded primarily during April from short positions in the euro versus the U.S. dollar as the relative value of the euro advanced following stronger-than-expected economic data and a calming of political concerns after the French Presidential elections. Additional losses in this sector were experienced during May from short positions in the Canadian dollar versus the U.S. dollar as the relative value of the U.S. dollar decreased due to several circumstances including a dovish tone from the Federal Reserve, continuing political uncertainty, and weaker-than-expected economic data. In the metals complex, losses were incurred during the quarter from copper futures positions as prices whipsawed as investors digested information relating to the value of the U.S. dollar and Chinese demand for industrial metals. The Partnership’s losses for the quarter were partially offset by gains achieved within the agricultural markets during April from long positions in cattle futures as prices rallied significantly higher amid increased global demand for U.S. beef exports. Additional gains were achieved in this sector during April from short positions in cocoa futures as bumper crops in Africa threatened to increase global supplies. Within the global stock index markets, gains were experienced during April and May from long positions in Asian and European equity index futures as prices were buoyed by increased consumer confidence.

During the six months ended June 30, 2017, the net asset value per Unit for Class A decreased 10.5% from $872.20 to $780.36, as compared to a decrease of 2.4% in the six months ended June 30, 2016. During the six months ended June 30, 2017, the net asset value per Unit for Class B decreased 10.3% from $914.29 to $820.10, as compared to a decrease of 2.2% in the six months ended June 30, 2016. During the six months ended June 30, 2017, the net asset value per Unit for Class C decreased 10.1% from $958.42 to $861.88, as compared to a decrease of 1.9% in the six months ended June 30, 2016. As of December 31, 2016, there were no Class D Units in the Partnership. During the six months ended June 30, 2016, the net asset value per Unit for Class D decreased 1.8% from $1,120.64 to $1,100.53. During the six months ended June 30, 2017, the net asset value per Unit for Class Z decreased 9.6% from $1,053.10 to $951.85, as compared to a decrease of 1.4% in the six months ended June 30, 2016. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the six months ended June 30, 2017 of $2,171,224. Losses were primarily attributable to the Trading Companies’ trading of Future Interests in currencies, energy, U.S and non-U.S. interest rates, grains and metals and were partially offset by gains in indices, livestock and softs. The Partnership, through its investment in the Trading Companies’, experienced a net trading loss before fees and expenses in the six months ended June 30, 2016 of $298,426. Losses were primarily attributable to the Trading Companies’ trading of Futures Interests in energy, metals, indices and agriculturals and were partially offset by gains in currencies and U.S. and non-U.S. interest rates.

The most significant losses were incurred within the global interest rate markets during January and March from long positions in European and U.S. fixed income futures as prices declined amid growing hawkish sentiment from central banks across the globe. Additional losses were recorded in this sector during June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on eurozone inflation, which triggered a rebound in government bond yields. Within the energy sector, losses were incurred during January and February from long positions in crude oil and its related products as prices fell due to growing global stockpiles fueled by increasing U.S. oil output. Further losses within the oil market were recorded throughout the second quarter from long and short futures positions in oil related futures products as prices whipsawed amid speculation of global demand and whether or not OPEC would continue to curb oil production. Additional losses within the energy complex were experienced primarily during January and May from positions in natural gas futures. In the metals complex, losses were incurred from March through June from long and short precious metals futures positions as prices fluctuated due to shifting opinions concerning U.S. interest rate policy, global risks, and value of the U.S. dollar. Additional losses were experienced during March through June from copper futures positions as prices whipsawed as investors digested information relating to the value of the U.S. dollar and Chinese demand for industrial metals. Within the currency markets, losses were recorded primarily during January and March from short positions in the euro, British pound, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the dollar depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. Additional losses were recorded within this sector during April from short positions in the euro versus the U.S. dollar as the relative value of the euro advanced following stronger-than-expected economic data and a calming of political concerns after the first round of the French Presidential elections. Within the agricultural markets, losses were incurred during January from short positions in corn and soybeans futures as prices rose following concerns that floods in Argentina could reduce crop yields. Additional losses were experienced during the first half of February from short positions in corn and wheat futures as prices rose following an improved outlook for U.S. exports. Further losses were recorded in this sector during the second quarter from short grain futures positions as prices gyrated amid varying reports of planting projections and concerns adverse weather may damage crop yields. A portion of the Partnership’s losses for the first six months of the year was offset by trading gains achieved within the global stock index sector primarily from long positions in U.S., European, and Asian equity index futures as prices rallied January through May amid positive economic data within all three regions and a renewed bullishness relating to potential economic growth.

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

Exchange maintenance margin requirements have been used by the Trading Companies as the measure of their respective Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near term one day price fluctuation.

There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Trading Companies’ Value at Risk in Different Market Sectors

As of June 30, 2017, Aspect I, LLC’s total capitalization was $14,530,792. The Partnership owned approximately 85.8% of Aspect I, LLC. As of June 30, 2017, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,566,712	10.78%	$2,291,721	$1,473,075	$1,947,636
Interest Rates	354,619	2.44%	474,840	162,391	349,487
Equity	593,622	4.09%	668,336	593,622	627,373
Commodity	752,109	5.18%	775,368	558,909	669,186

Total	$3,267,062	22.49%

*	Average of daily Values at Risk.

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

As of June 30, 2017, Boronia I, LLC’s total capitalization was $30,765,982. The Partnership owned approximately 21.7% of Boronia I, LLC. As of June 30, 2017, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,305,958	7.50%	$2,910,397	$1,074,761	$1,750,023
Interest Rates	1,250,001	4.06%	1,909,207	506,435	981,013
Equity	1,431,932	4.65%	4,037,696	1,185,412	2,255,753
Commodity	640,036	2.08%	1,627,383	640,036	1,251,268

Total	$5,627,927	18.29%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners from inception through June 30, 2017 was $342,587,325. Since inception, the Partnership has received $2,317,000 in consideration from the sale of Units to the General Partner.

Proceeds of the net offering were used for the trading of commodity interests, including Futures Interests.

The following charts set forth the purchases of limited partner Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
April 1, 2017 - April 30, 2017	854.319	$ 808.09	N/A	N/A
May 1, 2017 - May 31, 2017	787.163	$ 803.64	N/A	N/A
June 1, 2017 - June 30, 2017	951.673	$ 780.36	N/A	N/A
	2,593.155	$ 796.56

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
April 1, 2017 - April 30, 2017	N/A	N/A	N/A	N/A
May 1, 2017 - May 31, 2017	197.340	$ 844.21	N/A	N/A
June 1, 2017 - June 30, 2017	184.581	$ 820.10	N/A	N/A
	381.921	$ 832.56

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z
April 1, 2017 - April 30, 2017	N/A	N/A	N/A	N/A
May 1, 2017 - May 31, 2017	N/A	N/A	N/A	N/A
June 1, 2017 -June 30, 2017	47.897	$ 951.85	N/A	N/A
	47.897	$ 951.85

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

POLARIS FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan Patrick T. Egan President and Director

Date:	August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.