Form 10-Q
period 2017-09-30
Polaris Futures Fund L.P.
filed 2017-11-13
CIK 1428040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes         No X

As of October 31, 2017, 17,066.459 Limited Partnership Class A Units were outstanding, 2,420.138 Limited Partnership Class B Units were outstanding, 1,017.048 Limited Partnership Class C Units were outstanding and 249.458 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Polaris Futures Fund L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Investment in the Trading Companies, at fair value (cost $20,073,305 and $27,336,554 at September 30, 2017 and December 31, 2016, respectively)	$16,856,114	$26,958,581
Expense reimbursement	134	135
Cash at bank	2,715	2,085

Total assets	$16,858,963	$26,960,801

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to General Partner	$-	$75,000
Redemptions payable to Limited Partners	275,777	934,603

Total liabilities	275,777	1,009,603

Partners’ Capital:
General Partner, Class Z, 205.278 and 272.848 Units outstanding at September 30, 2017 and December 31, 2016, respectively	192,317	287,336
Limited Partners, Class A, 17,217.352 and 24,055.239 Units outstanding at September 30, 2017 and December 31, 2016, respectively	13,157,690	20,980,919
Limited Partners, Class B, 2,420.138 and 3,306.826 Units outstanding at September 30, 2017 and December 31, 2016, respectively	1,946,135	3,023,384
Limited Partners, Class C, 1,244.826 and 1,404.826 Units outstanding at September 30, 2017 and December 31, 2016, respectively	1,053,337	1,346,414
Limited Partners, Class Z, 249.458 and 297.355 Units outstanding at September 30, 2017 and December 31, 2016, respectively	233,707	313,145

Total partners’ capital (net asset value)	16,583,186	25,951,198

Total liabilities and partners’ capital	$16,858,963	$26,960,801

Net asset value per Unit:
Class A	$764.21	$872.20

Class B	$804.14	$914.29

Class C	$846.17	$958.42

Class Z	$936.86	$1,053.10

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Schedule of Investments

September 30, 2017

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in the Trading Companies
CMF Aspect I, LLC	$11,151,978	67.25%
CMF Boronia I, LLC	5,704,136	34.40

Total Investment in the Trading Companies (cost of $20,073,305)	$16,856,114	101.65%

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

Polaris Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expenses:
Ongoing placement agent fees	$81,125	$167,507	$288,181	$560,504
General Partner fees	44,320	97,072	157,089	328,948
Administrative fees	11,080	24,268	39,272	82,237
Other fees	194	197	589	590

Total expenses	136,719	289,044	485,131	972,279
Expense reimbursements	(403)	(421)	(1,218)	(1,599)

Net expenses	136,316	288,623	483,913	970,680

Net investment loss	(136,316)	(288,623)	(483,913)	(970,680)

Trading Results:
Net gains (losses) on investment in the Trading Companies:
Net realized gains (losses) on investment in the Trading Companies	11,225	(3,376,217)	456,960	(3,590,154)
Net change in unrealized gains (losses) on investment in the Trading Companies	(222,259)	1,009,050	(2,839,218)	924,561

Total trading results	(211,034)	(2,367,167)	(2,382,258)	(2,665,593)

Net income (loss)	$(347,350)	$(2,655,790)	$(2,866,171)	$(3,636,273)

Net income (loss) allocation by Class:
Class A	$(283,467)	$(1,923,724)	$(2,321,467)	$(2,669,667)

Class B	$(37,513)	$(273,903)	$(330,822)	$(358,542)

Class C	$(19,553)	$(178,053)	$(150,016)	$(258,680)

Class D**	$-	$(221,948)	$-	$(283,740)

Class Z	$(6,817)	$(58,162)	$(63,866)	$(65,644)

Net income (loss) per Unit*:
Class A	$(16.15)	$(67.55)	$(107.99)	$(91.85)

Class B	$(15.96)	$(69.40)	$(110.15)	$(92.17)

Class C	$(15.71)	$(71.28)	$(112.25)	$(92.33)

Class D**	$-	$(72.22)	$-	$(92.33)

Class Z	$(14.99)	$(75.12)	$(116.24)	$(92.12)

	Units	Units	Units	Units
Weighted average number of Units outstanding:
Class A	18,051.376	28,701.641	20,541.223	30,555.967

Class B	2,593.754	3,989.911	2,934.140	4,579.200

Class C	1,244.826	2,497.802	1,298.159	3,969.358

Class D**	-	3,072.942	-	3,072.942

Class Z	454.736	774.321	528.875	852.878

*	Represents the change in net asset value per Unit during the period.
**	Class D was fully redeemed as of October 31, 2016.

See accompanying notes to financial statements.

Polaris Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Class A	Class B	Class C	Class D*	Class Z	Total
Partners’ Capital, December 31, 2016	$20,980,919	$3,023,384	$1,346,414	$-	$600,481	$25,951,198
Redemptions - General Partner	-	-	-	-	(65,000)	(65,000)
Redemptions - Limited Partners	(5,501,762)	(746,427)	(143,061)	-	(45,591)	(6,436,841)
Net income (loss)	(2,321,467)	(330,822)	(150,016)	-	(63,866)	(2,866,171)

Partners’ Capital, September 30, 2017	$13,157,690	$1,946,135	$1,053,337	$-	$426,024	$16,583,186

Partners’ Capital, December 31, 2015	$33,203,425	$5,966,745	$6,699,759	$3,443,667	$1,166,558	$50,480,154
Redemptions - Limited Partners	(5,948,019)	(2,305,944)	(4,509,328)	-	(272,937)	(13,036,228)
Net income (loss)	(2,669,667)	(358,542)	(258,680)	(283,740)	(65,644)	(3,636,273)

Partners’ Capital, September 30, 2016	$24,585,739	$3,302,259	$1,931,751	$3,159,927	$827,977	$33,807,653

	Class A	Class B	Class C	Class D*	Class Z
Ending Units, December 31, 2016	24,055.239	3,306.826	1,404.826	-	570.203
Redemptions - General Partner	-	-	-	-	(67.570)
Redemptions - Limited Partners	(6,837.887)	(886.688)	(160.000)	-	(47.897)

Ending Units, September 30, 2017	17,217.352	2,420.138	1,244.826	-	454.736

Ending Units, December 31, 2015	32,912.053	5,670.757	6,105.016	3,072.942	977.266
Redemptions - Limited Partners	(6,100.928)	(2,230.999)	(4,183.051)	-	(225.640)

Ending Units, September 30, 2016	26,811.125	3,439.758	1,921.965	3,072.942	751.626

*	Class D was fully redeemed as of October 31, 2016.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016, and the changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized gains (losses) on investments in the Trading Companies in the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership records a realized gain or loss on its investments in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first-in, first-out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses. As of September 30, 2017 and December 31, 2016, the Partnership’s total cash balance was $2,715 and $2,085, respectively.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s and Trading Companies’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s Investment. The Partnership’s investment in the Trading Companies is stated at fair value, which is based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and losses, including realized gains/losses and the change in net unrealized gains/losses, of each Trading Company. ASC 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investment in the Trading Companies on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946, “Financial Services – Investment Companies,” as of the Partnership’s reporting date. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest, and the fair value of all open Futures Interests and other assets) less all liabilities of the Trading Company (including, but not limited to, management fees, incentive fees and other expenses), determined in accordance with GAAP.

Trading Companies’ Investments. All Futures Interests of the Trading Companies, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in the trading account in the Trading Companies’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Trading Companies’ Statements of Income and Expenses. The Trading Companies do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Trading Companies’ Statements of Income and Expenses.

Trading Company Cash. The Trading Companies’ cash available for trading in Futures Interests is on deposit in commodity brokerage accounts with MS&Co. and will be maintained in cash, U.S. Treasury bills, money market mutual funds and/or other permitted investments and segregated as customer funds, to the extent required by CFTC regulations. From time to time, a portion of the Trading Companies’ excess cash (the Trading Companies’ assets not used for Futures Interests trading or required margin for such trading) may be invested by MS&Co. in permitted investments chosen by the Trading Manager from time to time. The Trading Companies will receive 100% of the interest income earned on any excess cash invested in permitted investments. For excess cash which is not invested, MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the respective Trading Company’s accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of such interest payments, daily funds do not include monies due to each Trading Company on Futures Interests that have not been received. MS&Co. and Ceres will retain any excess interest not paid by MS&Co. to the Trading Companies on such uninvested cash. Any interest earned on collateral deposited by a Trading Company and held by a non-affiliated foreign exchange counterparty will be retained by the Trading Company. The Partnership will receive its allocable portion of such interest from the Trading Company.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, 2017
	Class A		Class B		Class C		Class Z
Per Unit operating performance (for a unit outstanding throughout the period):*

Net realized and unrealized gains (losses)	$(9.82)		$(10.33)		$(10.87)		$(12.02)
Net investment loss	(6.33)		(5.63)		(4.84)		(2.97)

Increase (decrease) for the period	(16.15)		(15.96)		(15.71)		(14.99)
Net asset value per Unit, beginning of period	780.36		820.10		861.88		951.85

Net asset value per Unit, end of period	$764.21		$804.14		$846.17		$936.86

	Three Months Ended September 30, 2017
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss	(3.3)%		(2.8)%		(2.3)%		(1.3)%

Partnership expenses before expense reimbursements	3.3%		2.8%		2.2%		1.2%
Expense reimbursements	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***

Partnership expenses after expense reimbursements	3.3%		2.8%		2.2%		1.2%

Total return	(2.1)%		(1.9)%		(1.8)%		(1.6)%

	Nine Months Ended September 30, 2017
	Class A		Class B		Class C		Class Z
Per Unit operating performance (for a unit outstanding throughout the period):*

Net realized and unrealized gains (losses)	$(88.14)		$(92.53)		$(97.14)		$(106.99)
Net investment loss	(19.85)		(17.62)		(15.11)		(9.25)

Increase (decrease) for the period	(107.99)		(110.15)		(112.25)		(116.24)
Net asset value per Unit, beginning of period	872.20		914.29		958.42		1,053.10

Net asset value per Unit, end of period	$764.21		$804.14		$846.17		$936.86

	Nine Months Ended September 30, 2017
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss	(3.3)%		(2.8)%		(2.3)%		(1.3)%

Partnership expenses before expense reimbursements	3.3%		2.8%		2.3%		1.3%
Expense reimbursements	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***

Partnership expenses after expense reimbursements	3.3%		2.8%		2.3%		1.3%

Total return	(12.4)%		(12.0)%		(11.7)%		(11.0)%

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

Gains and losses on open positions of exchange-traded futures, exchange-traded forwards, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on non-exchange-traded forward currency option contracts are settled on an agreed upon settlement date. However, the Trading Companies are required to meet margin requirements with the counterparty.

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

In the ordinary course of business, the Trading Companies enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Trading Companies’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Trading Companies. The Trading Companies consider the risk of any future obligation relating to these indemnifications to be remote.

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

As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

6.	Trading Advisors to the Trading Companies:

At September 30, 2017, the Partnership owned approximately 86.1% of Aspect I, LLC and 22.1% of Boronia I, LLC. At December 31, 2016, the Partnership owned approximately 85.6% of Aspect I, LLC and 22.2% of Boronia I, LLC.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

The tables below represent summarized results of operations for the Trading Companies that the Partnership invested in for the three and nine months ended September 30, 2017 and 2016, respectively.

For the three months ended September 30, 2017	Net Investment Loss	Total Trading Results	Net Income (Loss)

Aspect I, LLC	$(35,369)	$165,823	$130,454
Boronia I, LLC	(289,867)	(1,232,433)	(1,522,300)

For the nine months ended September 30, 2017	Net Investment Loss	Total Trading Results	Net Income (Loss)

Aspect I, LLC	$(147,978)	$(760,636)	$(908,614)
Boronia I, LLC	(1,068,119)	(6,266,687)	(7,334,806)

For the three months ended September 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)

Aspect I, LLC	$(105,978)	$(310,666)	$(416,644)
Boronia I, LLC	(601,850)	(7,110,962)	(7,712,812)

For the nine months ended September 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)

BHM I, LLC*	$(170,710)	$(6,343,252)	$(6,513,962)
Altis I, LLC**	(171,789)	(2,453,952)	(2,625,741)
Aspect I, LLC	(321,910)	(236,859)	(558,769)
Boronia I, LLC	(2,375,665)	4,386,573	2,010,908

*	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.
**	From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis I, LLC.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro rata share of the results of operations of the Trading Companies is shown in the following tables.

	September 30, 2017		For the three months ended September 30, 2017
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
Aspect I, LLC	67.25%	$11,151,978	$110,819	$43,913	$-	Commodity Portfolio	Monthly
Boronia I, LLC	34.40%	5,704,136	(321,853)	22,386	-	Commodity Portfolio	Monthly

	September 30, 2017		For the nine months ended September 30, 2017
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
Aspect I, LLC	67.25%	$11,151,978	$(774,354)	$152,764	$-	Commodity Portfolio	Monthly
Boronia I, LLC	34.40%	5,704,136	(1,607,904)	82,235	-	Commodity Portfolio	Monthly

	December 31, 2016		For the three months ended September 30, 2016
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
Aspect I, LLC	64.27%	$16,679,144	$(361,507)	$85,823	$-	Commodity Portfolio	Monthly
Boronia I, LLC	39.61%	10,279,437	(2,005,660)	59,415	1,490	Commodity Portfolio	Monthly

	December 31, 2016		For the nine months ended September 30, 2016
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
BHM I, LLC*	-%	$-	$(159,081)	$3,045	$-	Commodity Portfolio	Monthly
Altis I, LLC**	-%	-	(2,307,557)	97,207	-	Commodity Portfolio	Monthly
Aspect I, LLC	64.27%	16,679,144	(486,805)	205,802	56,710	Commodity Portfolio	Monthly
Boronia I, LLC	39.61%	10,279,437	287,850	167,453	146,049	Commodity Portfolio	Monthly

*	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.
**	From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis I, LLC.

Polaris Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Companies, expense reimbursement and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Companies. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

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

For the nine months ended September 30, 2017, Partnership capital decreased 36.1% from $25,951,198 to $16,583,186. This decrease was attributable to redemptions of 6,837.887 limited partners Class A Units totaling $5,501,762, 886.688 limited partners Class B Units totaling $746,427, 160.000 limited partners Class C Units totaling $143,061, 67.570 General Partner Class Z Units totaling $65,000 and 47.897 limited partners Class Z Units totaling $45,591 coupled with a net loss of $2,866,171. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) on investment in the Trading Companies and net change in unrealized trading gains (losses) on investment in the Trading Companies in the Statements of Income and Expenses.

The General Partner estimates that at any given time approximately 9.8% and 53.5% of the Partnership’s contracts held indirectly through its investment in the Trading Companies are traded OTC.

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the Futures Interests markets. The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2017 and 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

As of September 30, 2017 and June 30, 2017, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 9/30/2017	Allocation as of 6/30/2017
Aspect I, LLC	66.2%	65.1%
Boronia I, LLC	33.8%	34.9%

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

During the Partnership’s third quarter of 2017, the net asset value per Unit for Class A decreased 2.1% from $780.36 to $764.21, as compared to a decrease of 6.9% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Unit for Class B decreased 1.9% from $820.10 to $804.14, as compared to a decrease of 6.7% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Unit for Class C decreased 1.8% from $861.88 to $846.17, as compared to a decrease of 6.6% in the third quarter of 2016. As of December 31, 2016, there were no Class D Units in the Partnership. During the Partnership’s third quarter of 2016, the net asset value per Unit for Class D decreased 6.6% from $1,100.53 to $1,028.31. During the Partnership’s third quarter of 2017, the net asset value per Unit for Class Z decreased 1.6% from $951.85 to $936.86, as compared to a decrease of 6.4% in the third quarter of 2016. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the third quarter of 2017 of $211,034. Losses were primarily attributable to the Trading Companies’ trading of Future Interests in currencies, grains, U.S and non-U.S. interest rates, livestock and softs and were partially offset by gains in energy, indices and metals. The Partnership, through its investment in the Trading Companies’, experienced a net trading loss before fees and expenses in the third quarter of 2016 of $2,367,167. Losses were primarily attributable to the Trading Companies’ trading of Futures Interests in global interest rates, currencies, energies, global stock indices, and metals and were partially offset by gains recorded in the agriculturals.

The most significant losses were incurred within the agricultural sector primarily during July from short positions in soybean futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Further losses in this sector during July were experienced from short futures positions in coffee, sugar, and cocoa. Within the global interest rate sector, losses were recorded primarily during September from long positions in European and U.S. fixed income futures as prices decreased after geopolitical concerns eased and as major central banks grew increasingly hawkish. Within the currency sector, losses were recorded during August from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the New Zealand dollar fell amid signs the country will keep interest rates on hold for longer. The Partnership’s losses for the quarter were partially offset by gains achieved within the global stock index markets during July and September from long positions in U.S., Asian, and European equity index futures as prices were buoyed by growing confidence in the strength of the global economy. Within the energy complex, gains were recorded during the third quarter from long futures positions in crude oil and oil distillates as prices increased due to signs that a global crude glut is starting to wane, potential supply disruptions in the Middle East, and U.S. refinery shutdowns as a result of Hurricane Harvey. Within the metals complex, gains were recorded during July and August from long positions in copper futures as prices climbed higher amid a recovery in Chinese demand and mining labor disputes.

During the nine months ended September 30, 2017, the net asset value per Unit for Class A decreased 12.4% from $872.20 to $764.21, as compared to a decrease of 9.1% in the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the net asset value per Unit for Class B decreased 12.0% from $914.29 to $804.14, as compared to a decrease of 8.8% in the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the net asset value per Unit for Class C decreased 11.7% from $958.42 to $846.17, as compared to a decrease of 8.4% in the nine months ended September 30, 2016. As of December 31, 2016, there were no Class D Units in the Partnership. During the nine months ended September 30, 2016, the net asset value per Unit for Class D decreased 8.2% from $1,120.64 to $1,028.31. During the nine months ended September 30, 2017, the net asset value per Unit for Class Z decreased 11.0% from $1,053.10 to $936.86, as compared to a decrease of 7.7% in the nine months ended September 30, 2016. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2017 of $2,382,258. Losses were primarily attributable to the Trading Companies’ trading of Future Interests in currencies, energy, grains, U.S and non-U.S. interest rates and metals and were partially offset by gains in livestock, indices and softs. The Partnership, through its investment in the Trading Companies’, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $2,665,593. Losses were primarily attributable to the Trading Companies’ trading of Futures Interests in metals, energies, agriculturals, and global stock indices and were partially offset by gains recorded in the global interest rates and currencies.

The most significant losses were incurred within the global interest rate markets during January, March, June, and September from long positions in European and U.S. fixed income futures as prices declined amid hawkish sentiment from central banks across developed markets. Within the currency markets, losses were recorded primarily during January and March from short positions in the euro, British pound, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the dollar depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. Additional losses were recorded within this sector during April from short positions in the euro versus the U.S. dollar as the relative value of the euro advanced following stronger-than-expected economic data and a calming of political concerns after the first round of the French Presidential elections. During August, losses were recorded from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the New Zealand dollar fell amid signs the country will keep interest rates on hold for longer. Within the energy sector, losses were incurred during January and February from long positions in crude oil and its related products as prices fell due to growing global stockpiles fueled by increasing U.S. oil output. Further losses within the oil market were recorded throughout the second quarter from long and short futures positions in oil related futures products as prices whipsawed amid speculation of global demand and whether or not OPEC would continue to curb oil production. Additional losses within the energy complex were experienced primarily during January and May from positions in natural gas futures. Within the agricultural markets, losses were incurred during January and February from short positions in corn and wheat futures as prices rose following concern of floods in Argentina and an improved outlook with global demand. Further losses were recorded in this sector during the second quarter and July from short grain futures positions as prices gyrated amid varying reports of planting projections and concerns adverse weather may damage crop yields. Additional losses in this sector during July were experienced from short futures positions in coffee, sugar, and cocoa. In the metals complex, losses were incurred from March through June from long and short precious metals futures positions as prices fluctuated due to shifting opinions concerning U.S. interest rate policy, global risks, and value of the U.S. dollar. Further losses in the metals were experienced during September from long positions in copper futures as prices reversed lower amid signs of weakness in China’s economy and concern that copper’s previous run up in price may have been overextended. A portion of the Partnership’s losses for the first nine months of the year was offset by trading gains achieved within the global stock index sector from long positions in U.S., European, and Asian equity index futures as prices rallied January through May, July, and September amid positive economic data within all three regions and a renewed bullishness relating to potential global economic growth.

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

The Futures Interests traded by the Trading Companies and the U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts and forward currency option contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract.

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

The Partnership’s and the Trading Companies’ past performance are no guarantee of their future results. Any attempt to numerically quantify the Trading Companies’ market risk is limited by the uncertainty of their speculative trading. The Trading Companies’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Trading Companies’ experiences to date as discussed under “The Trading Companies’ Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed below.

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

The Partnership and the Trading Companies account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each Trading Company’s open positions is directly reflected in the Partnership’s and each Trading Company’s earnings and cash flow.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of September 30, 2017, Aspect I, LLC’s total capitalization was $12,956,523. The Partnership owned approximately 86.1% of Aspect I, LLC. As of September 30, 2017, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2017

			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,980	0.02%	$1,928,601	$1,980	$340,387
Interest Rates	351,271	2.71%	641,534	185,578	411,091
Equity	754,738	5.83%	754,738	541,834	636,996
Commodity	659,617	5.09%	762,150	577,142	668,985

Total	$1,767,606	13.65%

* Average of daily Values at Risk.

      As of December 31, 2016, Aspect I, LLC’s total capitalization was $19,475,799. The Partnership owned approximately 85.6% of Aspect I, LLC. As of December 31, 2016, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,301,999	6.69%	$2,245,930	$554,999	$1,326,573
Interest Rates	469,106	2.41%	949,427	303,876	545,132
Equity	862,272	4.43%	1,090,398	166,295	501,941
Commodity	612,014	3.14%	1,105,657	382,159	673,799

Total	$3,245,391	16.67%

*	Annual average of daily Values at Risk.

As of September 30, 2017, Boronia I, LLC’s total capitalization was $25,799,787. The Partnership owned approximately 22.1% of Boronia I, LLC. As of September 30, 2017, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

September 30, 2017

			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,136,796	4.41%	$3,090,151	$1,063,801	$1,749,035
Interest Rates	818,756	3.17%	1,816,420	334,568	747,952
Equity	1,479,986	5.74%	4,717,121	909,043	1,788,685
Commodity	654,818	2.54%	1,729,198	633,565	1,029,851

Total	$4,090,356	15.86%

*	Average of daily Values at Risk.

      As of December 31, 2016, Boronia I, LLC’s total capitalization was $46,361,453. The Partnership owned approximately 22.2% of Boronia I, LLC. As of December 31, 2016, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,017,334	4.35%	$5,618,136	$960,149	$2,730,285
Interest Rates	988,120	2.13%	3,333,809	663,603	1,683,414
Equity	1,992,570	4.30%	4,125,302	1,043,389	2,212,080
Commodity	1,142,270	2.46%	5,168,817	1,018,691	2,276,841

Total	$6,140,294	13.24%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners from inception through September 30, 2017 was $342,587,325. Since inception, the Partnership has received $2,317,000 in consideration from the sale of Units to the General Partner.

Proceeds of the net offering were used for the trading of Futures Interests, including futures, option, forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
July 1, 2017 - July 31, 2017	483.430	$777.86	N/A	N/A
August 1, 2017 - August 31, 2017	468.022	$783.76	N/A	N/A
September 1, 2017 - September 30, 2017	360.866	$764.21	N/A	N/A
	1,312.318	$776.21

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
July 1, 2017 - July 31, 2017	N/A	N/A	N/A	N/A
August 1, 2017 - August 31, 2017	260.424	$824.36	N/A	N/A
September 1, 2017 - September 30, 2017	N/A	N/A	N/A	N/A
	260.424	$824.36

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

POLARIS FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.